Form 10-Q
period 2018-06-30
AVALARA INC
filed 2018-08-10
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38525

AVALARA, INC.

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1995935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 South King Street, Suite 1800 Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 826-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, the registrant had 66,472,251 shares of common stock, $0.0001 par value per share, outstanding.

i

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forwardlooking statements. In some cases you can identify forward-looking statements because they contain words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "likely," "plan," "potential," "predict," "project," "seek," "should," "target," ''will," "would," or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this report and our management's good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
•	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
•	the timing of our introduction of new solutions or updates to existing solutions;
•	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
•	our ability to maintain and expand our strategic relationships with third parties;
•	our ability to deliver our solutions to customers without disruption or delay;
•	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
•	our ability to expand our international reach; and
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Part II, Item 1A. Risk Factors.

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,108	$14,075
Trade accounts receivable—net of allowance for doubtful accounts of $531 and $905, respectively	28,681	26,596
Prepaid expenses and other current assets	6,375	7,016
Total current assets before customer fund assets	208,164	47,687
Funds held from customers	17,910	13,082
Receivable from customers—net of allowance of $591 and $666, respectively	157	313
Total current assets	226,231	61,082
Property and equipment—Net	32,437	25,394
Other assets:
Goodwill	70,692	72,482
Intangible assets—net	22,559	19,074
Other noncurrent assets	796	780
Total other assets	94,047	92,336
Total assets	$352,715	$178,812

(Continued)

AVALARA, INC.
Consolidated Balance Sheets
(In thousands, except for per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accrued expenses and trade payables	$36,351	$38,164
Deferred revenue	100,664	83,778
Credit facility and notes payable	4,375	859
Total current liabilities before customer funds obligations	141,390	122,801
Customer funds obligations	18,502	14,061
Total current liabilities	159,892	136,862
Noncurrent liabilities:
Deferred revenue	8,680	8,453
Deferred tax liability	887	1,854
Credit facility	25,218	38,840
Deferred rent	15,848	14,689
Other noncurrent liabilities	36	785
Total liabilities	210,561	201,483
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share– no shares and 12,309 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 13,814 authorized as of December 31, 2017 (aggregate liquidation preference of $10,930)	-	12,715
Series A-1 convertible preferred stock, par value $0.0001 per share– no shares and 4,688 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 5,012 authorized as of December 31, 2017 (aggregate liquidation preference of $2,081)	-	2,081
Series A-2 convertible preferred stock, par value $0.0001 per share– no shares and 279 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 279 authorized as of December 31, 2017 (aggregate liquidation preference of $472)	-	303
Series B convertible preferred stock, par value $0.0001 per share– no shares and 1,793 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 2,133 authorized as of December 31, 2017 (aggregate liquidation preference of $1,685)	-	3,756
Series B-1 convertible preferred stock, par value $0.0001 per share– no shares and 21,518 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 21,600 authorized as of December 31, 2017 (aggregate liquidation preference of $23,670)	-	23,259
Series C convertible preferred stock, par value $0.0001 per share– no shares and 7,069 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 7,069 authorized as of December 31, 2017 (aggregate liquidation preference of $20,000)	-	19,782
Series C-1 convertible preferred stock, par value $0.0001 per share– no shares and 8,511 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 8,590 authorized as of December 31, 2017 (aggregate liquidation preference of $12,767)	-	27,961
Series D convertible preferred stock, par value $0.0001 per share– no shares and 8,566 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 10,172 authorized as of December 31, 2017 (aggregate liquidation preference of $44,972)	-	41,130
Series D-1 convertible preferred stock, par value $0.0001 per share– no shares and 22,808 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 22,862 authorized as of December 31, 2017 (aggregate liquidation preference of $144,147)	-	143,915
Series D-2 convertible preferred stock, par value $0.0001 per share– no shares and 14,245 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, 14,815 authorized as of December 31, 2017 (aggregate liquidation preference of $96,154)	-	96,019
Shareholders' equity (deficit):
Preferred stock, $0.0001 par value– no shares issued and outstanding at June 30, 2018 and December 31, 2017, and 20,000 shares authorized as of June 30, 2018	-	-
Common stock, $0.0001 par value– 66,458 and 5,992 shares issuedand outstanding at June 30, 2018 and December 31, 2017, respectively, 600,000 and 153,945 shares authorized as of June 30, 2018 and December 31, 2017, respectively	7	1
Additional paid-in capital	589,321	18,121
Accumulated other comprehensive income (loss)	(2,107)	338
Accumulated deficit	(445,067)	(412,052)
Total shareholders’ equity (deficit)	142,154	(393,592)
Total liabilities and shareholders' equity (deficit)	$352,715	$178,812

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2018	2017
Revenue:
Subscription and returns	$59,675	$48,309
Professional services and other	4,034	2,582
Total revenue	63,709	50,891
Cost of revenue:
Subscription and returns	15,837	12,109
Professional services and other	2,795	2,258
Total cost of revenue	18,632	14,367
Gross profit	45,077	36,524
Operating expenses:
Research and development	12,428	10,291
Sales and marketing	40,604	33,191
General and administrative	9,341	7,484
Total operating expenses	62,373	50,966
Operating loss	(17,296)	(14,442)
Other (income) expense:
Interest income	(269)	(15)
Interest expense	1,067	654
Other (income) expense, net	(442)	509
Total other (income) expense, net	356	1,148
Loss before income taxes:	(17,652)	(15,590)
Provision for (benefit from) income taxes	114	(141)
Net loss	$(17,766)	$(15,449)

Net loss per share attributable to common shareholders, basic and diluted	$(1.24)	$(2.81)
Weighted average shares of common stock outstanding, basic and diluted	14,383	5,494

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.
Consolidated Statements of Operations
(unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2018	2017
Revenue:
Subscription and returns	$117,545	$94,157
Professional services and other	7,541	5,699
Total revenue	125,086	99,856
Cost of revenue:
Subscription and returns	30,654	23,353
Professional services and other	5,487	4,577
Total cost of revenue	36,141	27,930
Gross profit	88,945	71,926
Operating expenses:
Research and development	25,047	19,973
Sales and marketing	77,911	63,491
General and administrative	18,552	18,097
Total operating expenses	121,510	101,561
Operating loss	(32,565)	(29,635)
Other (income) expense:
Interest income	(305)	(25)
Interest expense	1,961	1,182
Other (income) expense, net	(472)	945
Total other (income) expense, net	1,184	2,102
Loss before income taxes:	(33,749)	(31,737)
Provision for (benefit from) income taxes	(734)	(290)
Net loss	$(33,015)	$(31,447)

Net loss per share attributable to common shareholders, basic and diluted	$(3.21)	$(5.78)
Weighted average shares of common stock outstanding, basic and diluted	10,299	5,442

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2018	2017
Net loss	$(17,766)	$(15,449)
Other comprehensive income (loss)—Foreign currency translation	(3,048)	(211)
Total comprehensive loss	$(20,814)	$(15,660)

	For the Six Months Ended June 30,
	2018	2017
Net loss	$(33,015)	$(31,447)
Other comprehensive income (loss)—Foreign currency translation	(2,445)	799
Total comprehensive loss	$(35,460)	$(30,648)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,015)	$(31,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,992	5,266
Stock-based compensation	7,074	5,814
Deferred tax expense	(967)	(403)
Amortization of deferred rent	263	(445)
Non-cash change in earnout liability	(462)	835
Non-cash bad debt (recovery) expense	(85)	103
Other	241	166
Changes in operating assets and liabilities:
Trade accounts receivable	(2,022)	1,559
Prepaid expenses and other current assets	(144)	(230)
Other long-term assets	(16)	425
Trade payables	(2,248)	(1,062)
Accrued expenses and other current liabilities	(3,000)	(652)
Deferred rent (lease incentives)	-	4,126
Deferred revenue	17,113	9,066
Net cash used in operating activities	(11,276)	(6,879)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	(4,585)	710
Cash paid for acquired intangible assets	(4,881)	-
Purchase of property and equipment	(8,169)	(6,115)
Net cash used in investing activities	(17,635)	(5,405)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	192,510	-
Payments on credit facility	(33,000)	-
Proceeds from credit facility	23,000	5,000
Payments on capital leases	-	(14)
Repurchase of shares	(1,806)	-
Repayment of note payable	(234)	-
Payments of deferred financing costs	(622)	-
Taxes paid related to net share settlement of stock-based awards	(2,217)	(254)
Net increase (decrease) in customer fund obligations	4,585	(710)
Payment related to business combination earnouts	-	(83)
Proceeds from exercise of stock options and common stock warrants	5,580	514
Net cash provided by financing activities	187,796	4,453
Foreign currency effect on cash and cash equivalents	148	(96)
Net change in cash and cash equivalents	159,033	(7,927)
Cash and cash equivalents—Beginning of year	14,075	20,230
Cash and cash equivalents—End of year	$173,108	$12,303

(continued)

	For the Six Months Ended June 30,
	2018	2017
Supplemental cash flow disclosures:
Cash paid for interest expense	$1,787	$1,012
Cash paid for income taxes	143	102

Non-cash investing and financing activities:
Property and equipment purchased under tenant improvement allowance	976	-
Property and equipment additions in accounts payable and accrued expenses	3,376	145
Deferred financing costs, accrued not yet paid	1,527	767
Cashless exercises of options and warrants	8,985	1,267
Cashless redemptions of options and warrants	11,202	1,521

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with tax requirements for transactions worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes, such as sales and use tax, value-added tax (VAT), excise tax, lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries in the United Kingdom, Belgium, India, and Brazil that provide business development, software development, and support services.

2.	Significant Accounting Policies

Initial Public Offering

In June 2018, the Company completed an initial public offering (“IPO”), in which the Company sold 8,625,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,125,000 additional shares of common stock, at the initial price to the public of $24.00 per share. The Company received net proceeds of $192.5 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $3.4 million. Immediately prior to the closing of the IPO, (1) all outstanding shares of preferred stock converted into shares of the Company’s common stock on a 2-to-1 basis, and (2) common stock warrants then outstanding were automatically net exercised into shares of the Company’s common stock. As of June 30, 2018, 66,457,650 shares of the Company’s common stock were outstanding.

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2017, included in our final prospectus related to our IPO dated June 14, 2018 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.  The accompanying interim consolidated balance sheet as of June 30, 2018, the consolidated interim statements of operations for the three and six months ended June 30, 2018 and 2017, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

Other than those described under Recently Adopted Accounting Standards, there have been no significant changes in the accounting policies from those disclosed in the audited consolidated financial statements and the related notes in the Prospectus.

Reverse Stock Split

On May 10, 2018, the Company effected a 2-to-1 reverse stock split of outstanding common stock, including outstanding stock options and common stock warrants. The par value of our common stock was not adjusted as a result of the reverse stock split. As a result of this amendment, the applicable conversion price was increased for each series of outstanding Series Preferred Stock. The increased conversion price effectively resulted in a 2-to-1 conversion ratio of Series Preferred Stock to common stock. All authorized, issued and outstanding shares of common stock, warrants for common stock, options to purchase common stock and the related per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

AVALARA, INC.

Notes to Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company applies the fair value measurement and disclosure provisions of the Accounting Standards Codification. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs are quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Inputs are unobservable inputs based on the Company’s assumptions and valuation techniques used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, trade accounts receivable, trade payables, and accrued expenses due to their short-term nature. The carrying amount of the Company’s term loan and revolving credit facility approximates fair value, considering the interest rates are based on the prime interest rate.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets exceeds their fair value. If the carrying value exceeds the fair value, then an impairment test is performed to determine the implied fair value. No impairment of long-lived assets occurred in the first half of 2018.

Acquired Intangible Assets

Acquired intangible assets consist of developed technology, customer relationships, noncompetition agreements, and tradenames and trademarks, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

AVALARA, INC.

Notes to Consolidated Financial Statements

Income Taxes

The Company’s deferred tax assets are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

The Company determines whether its uncertain tax positions are more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option or common stock warrant at the date of grant by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock.

Recently Adopted Accounting Standards

As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01 which clarifies the definition of a business. The guidance in ASU 2017-01 is required for annual reporting periods beginning after December 15, 2018 for business entities that are not public, with early adoption permitted. The Company early adopted ASU No. 2017-01 in conjunction with the asset acquisitions outlined in Note 5.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition. This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period for public business entities, and for annual reporting periods beginning after December 15, 2018 for business entities that are not public. This guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is evaluating the impact of the adoption on its consolidated financial statements. The Company believes that adoption will require capitalization of certain selling costs that are currently expensed, such as sales and partner commissions, and the Company expects these adjustments could be material. The Company is continuing to assess the impact of adoption, which may identify other impacts on the Company’s financial statements. The Company expects to adopt and implement the new revenue recognition guidance effective January 1, 2019 using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02 which requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting. The guidance is effective in 2020 for business entities that are not public with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements. The Company currently expects that most operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption. While the Company has not yet quantified the impact, these adjustments will increase total assets and total liabilities relative to such amounts reported prior to adoption.

AVALARA, INC.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, related to classification of certain cash receipts and payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2018 for business entities that are not public, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU, No. 2016-18, related to restricted cash, which is intended to add or clarify guidance on the classification and presentation of changes in restricted cash on the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The guidance in ASU 2016-18 is required for annual reporting periods ending after December 15, 2018, for business entities that are not public, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

3.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall on dates presented as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$166,426	$166,426

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,261	$10,261	$	$
Earnout related to acquisitions	380			380

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis.

Earnout Liability

The Company estimates the fair value of earnout liability using the probability-weighted discounted cash flow and Monte Carlo simulations. As of June 30, 2018 and December 31, 2017, the earnout liability associated with the 2016 acquisition of Gyori was valued utilizing a discount rate of 20% and 22%, respectively, and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term.

Earnout liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liability are recorded as other (income) expense, net in the consolidated statements of operations.

AVALARA, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, except for the earnout liability for VAT Applications, is as follows (in thousands):

	June 30,	December 31,
	2018	2017
Earnout liability:
Balance beginning of period	$380	$6,235
Payments of earnout liability	-	(2,101)
Settlement of earnout liability	-	(3,051)
Total unrealized (gains) losses included in other income	(380)	(703)
Balance end of period	$-	$380

Balance of earnout liability included in current liabilities (1)	$2,969	$3,061
Balance of earnout liability included in noncurrent liabilities	-	370

(1)

Balance at June 30, 2018 and December 31, 2017 includes $3.0 million and $3.1 million for the settlement of the VAT Applications earnout, respectively. The VAT Applications earnout will be settled for a fixed €2.5 million, and the change in the liability is due to currency fluctuation.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Life (Years)	2018	2017
Computer equipment and software	3	$11,998	$12,884
Internally developed software	6	3,105	2,512
Furniture and fixtures	5	5,852	4,459
Office equipment	5	599	622
Leasehold improvements	1 to 10	23,946	20,339
		45,500	40,816
Accumulated depreciation		(13,063)	(15,422)
Property and equipment—net		$32,437	$25,394

Property and equipment assets are generally depreciated on a straight-line basis over the remaining estimated useful life of the asset or the lease term (for leasehold improvements), whichever is shorter. Depreciation expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively.

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$5,520	$5,077
Deferred financing costs	—	1,575
Deposits	160	244
Other	695	120
Total	$6,375	$7,016

AVALARA, INC.

Notes to Consolidated Financial Statements

Accrued expenses and trade payables consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and related taxes	$11,176	$13,338
Accrued state, federal, and local taxes	915	1,044
Accrued referral source commissions	3,779	4,271
Trade payables	8,531	9,822
Earnout liabilities	2,969	3,061
Accrued financing costs	1,377	257
Accrued leasehold improvements	1,201	1,288
Other	6,403	5,083
Total	$36,351	$38,164

5.	Intangible Assets

Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,475	$(8,276)	$7,199
Developed technology	3 to 8	30,882	(15,570)	15,312
Noncompete agreements	3 to 5	574	(526)	48
Tradename and trademarks	1 to 4	420	(420)	-
		$47,351	$(24,792)	$22,559

		December 31, 2017
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,270	$(7,347)	$7,923
Developed technology	3 to 8	24,781	(13,785)	10,996
Noncompete agreements	3 to 5	586	(446)	140
Tradename and trademarks	1 to 4	419	(404)	15
		$41,056	$(21,982)	$19,074

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes that this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired certain intangible assets from Atlantax Systems, Inc (“Atlantax”) pursuant to a purchase arrangement structured to incent Atlantax to convert their existing customers to become Avalara customers. Total consideration for the purchase is based on an earnout computed on future revenue recognized by the Company over the next four years, up to a maximum of $1.9 million. At closing, the Company funded $0.4 million to Atlantax as a prepayment against future earnings. As of June 30, 2018, the total prepayment of $0.4 million was capitalized as a customer relationship intangible asset and will be amortized using an estimated useful life of five years. As future earnout payments become known, those costs will be capitalized as part of the customer relationship asset and amortized over the remaining useful life. The Company incurred immaterial legal costs related to the transaction that were capitalized as part of the customer relationship asset.

AVALARA, INC.

Notes to Consolidated Financial Statements

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future revenue and billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout will be payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023, with the first earnout period ending December 31, 2018. The cash portion of the earnout will be computed based on eligible billings in the measurement period. The number of shares of common stock to be issued will be computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period.

At closing, the Company made a $1.5 million cash payment to the Sellers and made an additional $2.5 million cash payment in June 2018. Under the asset purchase agreement, the Company is also required to issue 113,122 shares of common stock as follows: 37,708 shares on November 29, 2018, 37,708 shares on May 29, 2019, and 37,706 shares on November 29, 2019. While the initial cash payments totaling $4.0 million are non-refundable, they are a prepayment against future earnout payments and will reduce the future cash portion of the earnout. The earnout payments, initial cash payments and equity issuances described above are all subject to clawback or set-off, as applicable, in the event of certain claims for which the Company is indemnified by the Sellers and their shareholders.

The Company incurred approximately $0.1 million in legal costs related to the transaction that were capitalized as part of the developed technology asset. As of June 30, 2018, total consideration of $7.1 million, consisting of the cash paid, the fair value of the Company’s common stock on the date of the asset purchase, and the transaction costs incurred, was allocated to the acquired assets based on the relative fair value, consisting of a $6.6 million developed technology intangible asset that will be amortized using an estimated useful life of 6 years and a $0.5 million current other receivable for a refundable tax credit owed to the Company related to transfer taxes paid to the Sellers. As future earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life.

Goodwill

Changes in the carrying amount of goodwill through June 30, 2018 are summarized as follows (in thousands):

Balance—January 1, 2018	$72,482
Cumulative translation adjustments	(1,790)
Balance—June 30, 2018	$70,692

6.	Commitments and Contingencies

Leases

Rent expense was $2.6 million and $4.9 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively.

Contingencies

Loss contingencies may arise in connection with the ordinary conduct of the Company’s business activities. The Company considers all loss contingencies on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. The Company establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable. These accruals represent management’s best estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Significant judgment is required to determine both likelihood of there being a probable loss and the estimated amount of a loss. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrual, but will evaluate other disclosure requirements and continue to monitor the matter for developments that would make the loss contingency both probable and reasonably estimable. The ultimate outcome of any litigation relating to a loss contingency is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources, and other factors.

AVALARA, INC.

Notes to Consolidated Financial Statements

In its standard subscription agreements, the Company has agreed to indemnification provisions with respect to certain matters. Further, from time to time, the Company has also assumed indemnification obligations through its acquisition activity. These indemnification provisions can create a liability to the Company if its services do not appropriately calculate taxes due to tax jurisdictions, or if the Company is delinquent in the filing of returns on behalf of its customers. Although the Company’s agreements have disclaimers of warranties that limit its liability (beyond the amounts the Company agrees to pay pursuant to its indemnification obligations and guarantees, as applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold the Company liable for certain errors. Further, in some instances the Company has negotiated agreements with specific customers or assumed agreements in connection with the Company’s acquisitions that do not limit this liability or disclaim these warranties. It is not possible to reasonably estimate the potential loss under these indemnification arrangements.

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of June 30, 2018, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of June 30, 2018 because it has not determined that a loss is probable. While no claim has been asserted against the Company, if such claim were made, the Company would vigorously defend itself. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

7.	Debt

Loan and Security Agreement

In November 2017, the Company amended its June 2016 loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements include a senior secured $30.0 million term loan facility and a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $30.0 million term loan must be repaid in November 2020 with principal payments beginning December 2018. The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables and other tangible and intangible assets.

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that the Company maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in its business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of June 30, 2018, the Company was in compliance with all covenants of the Credit Facilities.

The Company is required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the term loan and the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 2.25% for the term loan and plus 1.75% for the revolving credit facility.

Using a portion of the proceeds from the IPO, on June 20, 2018, the Company repaid $33.0 million of borrowings outstanding under the revolving credit facility. As of June 30, 2018, the Company had borrowings of $30.0 million outstanding under the term loan facility bearing interest at an annual rate of 7.25% and no borrowings outstanding under the revolving credit facility.

In November 2017, Silicon Valley Bank issued a $2.5 million standby letter of credit under the Credit Facilities in connection with the lease agreement for the Company’s new corporate headquarters. As of June 30, 2018, after reducing for outstanding borrowings and letters of credit totaling $2.5 million, $47.5 million remained available for borrowing under the revolving credit facility.

AVALARA, INC.

Notes to Consolidated Financial Statements

Outstanding borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current portion:
Credit facilities	$4,375	$625
Note payable	-	234
Total current portion of long-term debt	$4,375	$859
Noncurrent portion:
Credit facilities	25,218	38,840
Total noncurrent portion of long-term debt	$25,218	$38,840

Deferred financing fees, net of amortization, related to the Credit Facility are reflected as a direct reduction in the carrying amount of noncurrent debt in the balance sheet and the table above. As of June 30, 2018 and December 31, 2017, deferred financing fees, net of amortization, were $0.4 million and $0.5 million, respectively.

8.	Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Authorized Capital – Common Stock and Preferred Stock

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. In June 2018, immediately following the IPO, the Board of Directors approved the Amended and Restated Articles of Incorporation, which increased authorized capital stock from 260,290,986 shares, consisting of 153,944,895 shares of common stock, $0.0001 par value per share, and 106,346,091 shares of convertible preferred stock, $0.0001 par value per share, to authorized capital stock of 620,000,000 shares, consisting of 600,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. There were no changes to the rights and preferences of the common stock as a result of the IPO.

Preferred Stock

Immediately prior to the completion of the IPO, all outstanding shares of preferred stock converted into 50,888,014 shares of the Company’s common stock on a 2-to-1 basis. As of June 30, 2018, there were no shares of convertible preferred stock issued and outstanding.

AVALARA, INC.

Notes to Consolidated Financial Statements

The changes to the Company’s convertible preferred stock and shareholders’ equity (deficit) for the six months ended June 30, 2018 is as follows (in thousands, except per share data):

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2018	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Proceeds from initial public offering, net of underwriters' discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption			(604,523)		(11,198)			(11,198)
Exercise of stock options			1,091,713		8,777			8,777
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation expense					7,088			7,088
Repurchase of shares	(10,000)	(67)	(104,847)		(1,738)			(1,738)
Loss on translation adjustment						(2,445)		(2,445)
Shares issued to purchase intangible assets					2,555			2,555
Net loss							(33,015)	(33,015)
Balance at June 30, 2018	-	$-	66,457,650	$7	$589,321	$(2,107)	$(445,067)	$142,154

In connection with the acquisition of intangible assets from Tradestream Technologies Inc. and Wise 24 Inc., the Company is required to issue 113,122 shares of common stock. The shares will be issued as follows: 37,708 shares on November 29, 2018, 37,708 shares on May 29, 2019, and 37,706 shares on November 29, 2019. See Note 5 for further discussion of the transaction.

Common Stock Warrants

Common stock warrants have typically been granted to members of the Company’s Board of Directors for services provided. During each of the six months ended June 30, 2018 and the year ended December 31, 2017, the Company issued 80,000 common stock warrants with weighted average exercise prices of $16.60 and $13.84 per share, respectively. The warrants granted to the Company’s Board of Directors had a grant date fair value of $0.5 million, which was recorded as general and administrative expense in each of the first six months of 2018 and 2017. During 2018 and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. As of June 30, 2018, there were no common stock warrants outstanding. See Note 9 for further discussion of how the Company accounts for stock-based compensation.

9.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock bonuses, and restricted stock. As of June 30, 2018 and December 31, 2017, the Company had stock options outstanding under two stock-based compensation plans: the 2006 Equity Incentive Plan (the “2006 Plan”) and the Taxcient, Inc. 2005 Stock Option Plan (the “Taxcient Plan”).

AVALARA, INC.

Notes to Consolidated Financial Statements

In April 2018, the Company’s Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective in connection with the Company’s IPO and allows the Company to grant equity incentives to employees, non-employee directors, advisors, and consultants providing services to the Company. The 2018 Plan is administered by the Company’s Board of Directors and the Compensation and Leadership Development Committee of the Board of Directors. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares will automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year and (ii) an amount determined by the Company’s Board of Directors. As of June 30, 2018, no shares were subject to outstanding awards and 5,335,049 shares were available for issuance under the 2018 Plan.

The Company granted options under its 2006 Plan, as amended, through June 14, 2018, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future awards under this plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of June 30, 2018, there were 11,288,595 shares subject to outstanding awards under the 2006 Plan. As of December 31, 2017, there were 10,701,710 shares subject to outstanding awards and 2,857,533 shares were available for issuance under the 2006 Plan.

In connection with the Company’s acquisition of Taxcient, Inc. (“Taxcient”) in 2010, the Company assumed the outstanding stock options issued by Taxcient under the Taxcient Plan, with appropriate adjustments to the number of shares and per share exercise prices in accordance with the merger agreement. At the time of the acquisition, the Company terminated the Taxcient Plan for purposes of future grants. As of each of June 30, 2018 and December 31, 2017, there were 25,124 shares subject to outstanding options under the Taxcient Plan, all of which were fully vested.

The following table summarizes stock option activity for the Company’s stock-based compensation plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2018	10,727,125	$9.94	7.00	$71,430
Options granted	2,371,093	17.83
Options exercised	(1,090,951)	8.04
Options cancelled	(562,345)	14.01
Options expired	(131,203)	11.07
Options outstanding as of June 30, 2018	11,313,719	11.56	7.23	473,001
Options exercisable as of June 30, 2018	6,223,513	$8.25	5.81	$280,791

A summary of options outstanding and vested as of June 30, 2018 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$0.70 to 1.90	1,113,182	2.64	1,113,182	2.64
2.86 to 6.40	1,212,440	4.76	1,212,440	4.76
8.04 to 11.72	1,534,228	5.72	1,495,460	5.72
12.20 to 15.06	4,839,058	8.08	2,389,843	7.84
16.06 to 24.00	2,614,811	9.63	12,588	9.87
	11,313,719		6,223,513

The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $9.9 million and $2.0 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 and 2017 was $8.09 and $6.40 per share, respectively. During the six months ended June 30, 2018 and 2017, 474,217 and 661,374 options vested, respectively. There were 5,090,206 options unvested as of June 30, 2018.

AVALARA, INC.

Notes to Consolidated Financial Statements

Total stock-based compensation expense for stock options during the three and six months ended June 30, 2018 was $3.6 million and $6.6 million, respectively, and $2.7 million and $5.3 million for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense is recorded on a straight-line basis over the vesting term of each option grant. As of June 30, 2018, $32.6 million of total unrecognized compensation expense related to stock options was expected to be recognized over a period of approximately three years.

Stock Option Valuation Assumptions

All stock-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award, generally a four-year, straight-line vesting period. For the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	June 30,	June 30,
	2018	2017
Fair value of common stock	$16.86 to 24.00	$13.84 to 14.68
Volatility	40%	40 to 43%
Expected term	6 years	6 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	2.55% to 2.97%	2.02% to 2.20%

The Board of Directors intends all options granted to be exercisable at a price per share not less than the per share fair value of the Company’s common stock underlying those options on the date of grant. Prior to the IPO, the fair value of the common stock underlying stock options and common stock warrants was estimated by the Board of Directors, with input from management and third-party valuation firms. The enterprise value utilized in determining the fair value of common stock for financial reporting purposes was estimated using the market approach and the income approach. Under the market approach, the Company used the guideline public company method, which estimated the fair value of the business enterprise based on market prices of stock of guideline public companies and the option pricing method. Indications of value were estimated by utilizing revenue multiples to measure enterprise value. The guideline merged and acquired company method was not utilized in the valuation, as the Company regarded the method as less reliable as management believed it did not directly reflect the Company’s future prospects. The income approach estimated the enterprise value based on the present value of the Company’s future estimated cash flows and the residual value beyond the forecast period. The residual value was based on an exit (or terminal) multiple observed in the comparable company method analysis. The future cash flows and residual value were discounted to their present value to reflect the risks inherent in the Company achieving these estimated cash flows. The discount rate was based on venture capital rates of return for companies nearing an initial public offering. The discount rate was applied using the mid-year convention. The mid-year convention assumes that cash flows are generated evenly throughout the year, as opposed to in a lump sum at the end of the year.

The Company lacks sufficient historical volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Given the Company’s relative inexperience of significant exercise activity, the expected term assumptions were determined based on application of the simplified method of expected term calculation by averaging the vesting contractual life of option grants and the vesting period of such grants. This application, when coupled with the contractual life of 10 years and average vesting term of 4 years, creates an expected term of 6 years.

The Company has not paid and does not expect to pay dividends.

The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.

The compensation expense recorded for the Company’s fully vested stock compensation grants represents the grant date fair value of the total vested number of awards. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

AVALARA, INC.

Notes to Consolidated Financial Statements

2018 Employee Stock Purchase Plan

In June 2018, the Company’s Board of Directors adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on June 15, 2018, the first trading day of our common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering period began on June 14, 2018 and will end on January 31, 2019. Thereafter, offering periods will begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

Under the ESPP, eligible employees can acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Employees generally are eligible to participate in our ESPP if they are a U.S. employee and are employed for at least 20 hours per week. The Company may impose additional restrictions on eligibility. Eligible employees can select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period in the applicable offering period. An employee’s participation automatically ends upon termination of employment for any reason.

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on each January 1, beginning January 1, 2019, by the number of shares equal to least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP.

Stock-based compensation expense recorded to the condensed consolidated statement of operations for the three and six months ended June 30, 2018 related to the ESPP was insignificant.

10.	Income Taxes

The Company used an annual effective tax rate approach to calculate income taxes for the six months ended June 30, 2018 and 2017. The annual effective tax rate differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. Income taxes for international operations were not material for the six months ended June 30, 2018 and 2017.

The effective income tax rate was a benefit of 2.2% and 0.9% for the six months ended June 30, 2018 and 2017, respectively. The difference is due primarily to an update to the provisional amount recorded as of December 31, 2017.  The Company determined that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets resulting in tax benefit of $0.9 million during the six months ended June 30, 2018. The Company continues to analyze changes under the Tax Act and anticipates recording any additional resulting adjustments within the measurement period.

11.	Net Loss Per Share Attributable to Common Shareholders

The Company calculates basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common shareholders was not allocated to the convertible preferred stock as the holders of convertible preferred stock did not have a contractual obligation to share in losses.

The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and warrants to purchase common stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect is antidilutive. Basic and diluted net loss per common share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

AVALARA, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders	$(17,766)	$(15,449)	$(33,015)	$(31,447)
Denominator:
Weighted-average common shares outstanding-basic	14,383	5,494	10,299	5,442
Dilutive effect of share equivalents resulting from stock options, common stock warrants and convertible preferred shares (as converted)	-	-	-	-
Weighted-average common shares outstanding-diluted	14,383	5,494	10,299	5,442
Net loss per common share, basic and diluted	$(1.24)	$(2.81)	$(3.21)	$(5.78)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common shares	11,151	10,616	11,218	10,189
Common stock warrants	401	661	475	671
Convertible preferred shares (as converted)	44,178	50,893	47,515	50,893
Total	55,730	62,170	59,208	61,753

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus related to our initial public offering, or IPO, dated June 14, 2018 (the “Prospectus”), filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We provide a leading suite of cloud-based solutions that help businesses of all types and sizes comply with tax requirements for transactions worldwide. Our Avalara Compliance Cloud offers a broad and growing suite of compliance solutions that enable businesses to address the complexity of transaction tax compliance, process transactions in real time, produce detailed records of transaction tax determinations, and reduce errors, audit exposure, and total transaction tax compliance costs. Businesses that use our solutions can allocate fewer personnel to manage transaction tax compliance and focus their efforts on core business operations. Businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies, use our solutions.

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 94% and 95% of our total revenue during the three months ended June 30, 2018 and 2017, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length.  Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first half of 2018, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

We have been growing rapidly in recent periods. Our total revenues for the three months ended June 30, 2018 were $63.7 million compared to $50.9 million for the three months ended June 30, 2017. Our total revenues for the six months ended June 30, 2018 were $125.1 million compared to $99.9 million for the six months ended June 30, 2017. As a result of significant investments in growth, we have incurred net losses in all of our prior reporting periods. Our net loss for the three months ended June 30, 2018 was $17.8 million compared to a net loss of $15.4 million for the three months ended June 30, 2017. Our net loss for the six months ended June 30, 2018 was $33.0 million compared to a net loss of $31.4 million for the six months ended June 30, 2017.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions.

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of June 30, 2018 and December 31, 2017, we had approximately 8,080 and 7,490 core customers, respectively, representing less than half of our total number of customers. In the first half of 2018, our core customers represented more than 85% of our total revenue.

We define a core customer as:

•

a unique account identifier in our billing system, or a billing account (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

•	that is active as of the measurement date; and
•	for which we have recognized, as of the measurement date, greater than $3,000 in total revenue during the last twelve months.

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

We also have a substantial number of customers of various sizes who do not meet the revenue threshold to be considered a core customer. Many of these customers are in the small business and self-serve segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers.

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 108% for the quarter ended June 30, 2018 and on average has been 107% over the last four quarters ended June 30, 2018.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two sources: (1) subscriptions and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional product offerings purchased by existing customers.

Subscription and Returns Revenue.  Subscription and returns revenue primarily consists of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers who purchase tax return preparation can purchase on a subscription basis for an allotted number of returns or on a per filing basis.

Our subscription contracts are generally non-cancelable after the first 60 days of the contract term. We reserve for estimated cancellations based on actual history. We generally invoice our subscription plan customers for the initial term at contract signing and in advance for renewals. Our initial terms generally range from twelve to eighteen months, and renewal periods are typically one year. Amounts that have been invoiced are initially recorded as deferred revenue. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. We recognize revenue for returns purchased on a per filing basis when the return is filed. Since our customers typically file tax returns on a monthly or quarterly basis continuously through the year, the pattern of revenue recognition is similar regardless of the selling arrangement.

Professional Services.  We generate professional services revenue from providing tax analysis, configurations, data migrations, integration, training, and other support services. We bill for service arrangements on a fixed fee or time and materials basis, and we recognize revenue as services are performed and are collectable under the terms of the associated contracts.

Costs and Expenses

Cost of Revenue.  Cost of revenue consists of costs related to providing the Avalara Compliance Cloud and supporting our customers and includes personnel and related expenses, including salaries, benefits, bonuses, and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of revenue also includes allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as acquired technology from acquisitions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth, including through acquisitions, which we expect to result in higher cost of revenue in absolute dollars.

Research and Development.  Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers and other contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. Research and development expenses also includes allocated costs for certain information technology and facility expenses.

We devote substantial resources to enhancing the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, commissions to our sales personnel, stock-based compensation, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer databases from acquisitions.

Integration and referral partner commissions are also included in sales and marketing expenses. We expense commissions as incurred rather than recognizing them over the subscription period. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal revenues, the nature of the partner relationship, and the sales mix among similar types of partners during the period. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars as we continue to expand our business. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, and human resources staff, including salaries, benefits, bonuses, and stock-based compensation, professional fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate acquisitions, and incur costs as a public company. We expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income, interest expense, quarterly remeasurement of contingent consideration, realized foreign currency changes, and other nonoperating gains and losses. Interest expense results from interest payments on our borrowings, which are based on a floating per annum rate at specified percentages above the prime rate.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.  The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription and returns	$59,675	$48,309	$117,545	$94,157
Professional services and other	4,034	2,582	7,541	5,699
Total revenue	63,709	50,891	125,086	99,856
Cost of revenue:
Subscription and returns	15,837	12,109	30,654	23,353
Professional services and other	2,795	2,258	5,487	4,577
Total cost of revenue(1)	18,632	14,367	36,141	27,930
Gross profit	45,077	36,524	88,945	71,926
Operating expenses:
Research and development(1)	12,428	10,291	25,047	19,973
Sales and marketing(1)	40,604	33,191	77,911	63,491
General and administrative(1)	9,341	7,484	18,552	18,097
Total operating expenses	62,373	50,966	121,510	101,561
Operating loss	(17,296)	(14,442)	(32,565)	(29,635)

Total other (income) expense, net	356	1,148	1,184	2,102
Loss before income taxes:	(17,652)	(15,590)	(33,749)	(31,737)
Provision for (benefit from) income taxes	114	(141)	(734)	(290)
Net loss	$(17,766)	$(15,449)	$(33,015)	$(31,447)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$377	$237	$673	$463
Research and development	784	548	1,365	1,039
Sales and marketing	1,040	933	2,085	1,770
General and administrative	1,363	1,074	2,951	2,542
Total stock-based compensation	$3,564	$2,792	$7,074	$5,814

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$887	$912	$1,785	$1,827
Research and development	-	-	-	-
Sales and marketing	507	455	1,009	935
General and administrative	7	29	17	67
Total amortization of acquired intangibles	$1,401	$1,396	$2,811	$2,829

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription and returns	94%	95%	94%	94%
Professional services and other	6%	5%	6%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	24%	25%	23%
Professional services and other	4%	4%	4%	5%
Total cost of revenue	29%	28%	29%	28%
Gross profit	71%	72%	71%	72%
Operating expenses:
Research and development	20%	20%	20%	20%
Sales and marketing	64%	65%	62%	64%
General and administrative	15%	15%	15%	18%
Total operating expenses	98%	100%	97%	102%
Operating loss	-27%	-28%	-26%	-30%
Other (income) expense:
Total other (income) expense, net	-1%	-2%	-1%	-2%
Loss before income taxes:	-28%	-31%	-27%	-32%
Provision for (benefit from) income taxes	0%	0%	1%	0%
Net loss	-28%	-30%	-26%	-31%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$59,675	$48,309	$11,366	24%
Professional services and other	4,034	2,582	1,452	56%
Total revenue	$63,709	$50,891	$12,818	25%

Total revenue for the three months ended June 30, 2018 increased by $12.8 million, or 25%, compared to the three months ended June 30, 2017. Subscription and returns revenue for the three months ended June 30, 2018 increased by $11.4 million, or 24%, compared to the three months ended June 30, 2017. Growth in total revenue was due primarily to increased demand for our products and services from new and existing customers. Of the increase in total revenue for the three months ended June 30, 2018 compared to the same period of 2017, approximately $4.2 million was attributable to existing customers and approximately $8.6 million was attributable to new customers.

Cost of Revenue

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$15,837	$12,109	$3,728	31%
Professional services and other	2,795	2,258	537	24%
Total cost of revenue	$18,632	$14,367	$4,265	30%

Cost of revenue for the three months ended June 30, 2018 increased by $4.3 million, or 30%, compared to the three months ended June 30, 2017. The increase in cost of revenue in absolute dollars was due primarily to an increase of $2.5 million in employee-related costs from higher headcount, an increase of $1.1 million in software hosting costs, and an increase of $0.3 million in allocated overhead cost. Our cost of revenue headcount increased approximately 20% from the second quarter of 2017 to the second quarter of 2018 due to our continued growth to support our solutions and expand content. Software hosting costs have increased due primarily to higher transaction volumes and transitioning to a third-party hosting vendor. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Facility expenses increased in the second quarter of 2018 due primarily to the costs associated with our new corporate headquarters in Seattle, Washington. We moved into these facilities in February 2018.

Gross Profit

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$43,838	$36,200	$7,638	21%
Professional services and other	1,239	324	915	282%
Total gross profit	$45,077	$36,524	$8,553	23%
Gross margin
Subscription and returns	73%	75%
Professional services and other	31%	13%
Total gross margin	71%	72%

Total gross profit for the three months ended June 30, 2018 increased $8.6 million, or 23%, compared to the three months ended June 30, 2017. Total gross margin was 71% for the three months ended June 30, 2018 compared to 72% for the same period of 2017.  This decrease in gross margin was due primarily to higher software hosting costs.

Research and Development

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Research and development	$12,428	$10,291	$2,137	21%

Research and development expenses for the three months ended June 30, 2018 increased $2.1 million, or 21%, compared to the three months ended June 30, 2017. The increase was due primarily to an increase of $1.9 million in employee-related costs from higher headcount. Research and development headcount increased approximately 11% from the second quarter of 2017 to the second quarter of 2018 due primarily to increasing headcount in our U.S. operations as we continue to enhance existing solutions.

Sales and Marketing

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$40,604	$33,191	$7,413	22%

Sales and marketing expenses for the three months ended June 30, 2018 increased $7.4 million, or 22%, compared to the three months ended June 30, 2017. The increase was due primarily to $4.6 million in employee-related costs (including $2.3 million increase in sales commissions expense), an increase of $1.6 million for partner commission expense, and an increase of $0.7 million in allocated overhead cost. Sales and marketing headcount increased approximately 14% from the second quarter of 2017 to the second quarter of 2018. Sales commissions expense increased due to strong sales-related activity. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions. Partner commission expense was $5.1 million for the three months ended June 30, 2018 compared to $3.5 million for the three months ended June 30, 2017.

General and Administrative

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative	$9,341	$7,484	$1,857	25%

General and administrative expenses for the three months ended June 30, 2018 increased $1.9 million, or 25%, compared to the three months ended June 30, 2017. The increase was due primarily to $0.8 million in employee-related costs (including $0.3 million increase in stock-based compensation), and an increase of $0.7 million in allocated overhead cost.  General and administrative headcount increased approximately 8% from the second quarter of 2017 to the second quarter of 2018.

Total Other (Income) Expense, Net

	For the Three Months Ended June 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(269)	$(15)	$(254)
Interest expense	1,067	654	413
Other (income) expense, net	(442)	509	(951)
Total other (income) expense, net	$356	$1,148	$(792)

Total other (income) expense, net for the three months ended June 30, 2018 decreased $0.8 million compared to the three months ended June 30, 2017 due primarily to the change in the fair value of earnout liabilities, partially offset by higher interest expense on borrowings under our credit facility during the second quarter of 2018. We estimate the fair value of earnout liabilities related to acquisitions quarterly. During the three months ended June 30, 2018, the adjustments to fair value reduced the carrying value of the earnout liabilities.

Provision for (Benefit from) Income Taxes

`	For the Three Months Ended June 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$114	$(141)	$255

Provision for income taxes for the three months ended June 30, 2018 increased by $0.3 million compared to the three months ended June 30, 2017. The effective income tax rate was an expense of 0.6% for the three months ended June 30, 2018 compared to a benefit of 0.9% for the three months ended June 30, 2017. We continue to analyze changes under The Tax Cut and Jobs Act and anticipate recording any additional resulting adjustments within the measurement period.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$117,545	$94,157	$23,388	25%
Professional services and other	7,541	5,699	1,842	32%
Total revenue	$125,086	$99,856	$25,230	25%

Total revenue for the six months ended June 30, 2018 increased by $25.2 million, or 25%, compared to the six months ended June 30, 2017. Subscription and returns revenue for the six months ended June 30, 2018 increased by $23.4 million, or 25%, compared to the six months ended June 30, 2017. Growth in total revenue was due primarily to increased demand for our products and services from new and existing customers. Of the increase in total revenue for the six months ended June 30, 2018 compared to the same period of 2017, approximately $11.2 million was attributable to existing customers and approximately $14.0 million was attributable to new customers.

Cost of Revenue

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$30,654	$23,353	$7,301	31%
Professional services and other	5,487	4,577	910	20%
Total cost of revenue	$36,141	$27,930	$8,211	29%

Cost of revenue for the six months ended June 30, 2018 increased by $8.2 million, or 29%, compared to the six months ended June 30, 2017. The increase in cost of revenue in absolute dollars was due primarily to an increase of $4.9 million in employee-related costs from higher headcount, an increase of $1.8 million in software hosting costs, and an increase of $0.8 million in allocated overhead cost. Our cost of revenue headcount increased approximately 20% from June 30, 2017 to June 30, 2018 due to our continued growth to support our solutions and expand content. Software hosting costs have increased due primarily to higher transaction volumes and transitioning to a third-party hosting vendor. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Facility expenses increased in the first half of 2018 due primarily to the costs associated with our new corporate headquarters in Seattle, Washington. We moved into these facilities in February 2018.

Gross Profit

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$86,891	$70,804	$16,087	23%
Professional services and other	2,054	1,122	932	83%
Total gross profit	$88,945	$71,926	$17,019	24%
Gross margin
Subscription and returns	74%	75%
Professional services and other	27%	20%
Total gross margin	71%	72%

Total gross profit for the six months ended June 30, 2018 increased $17.0 million, or 24%, compared to the six months ended June 30, 2017. Total gross margin was 71% for the six months ended June 30, 2018 compared to 72% for the same period of 2017.  This decrease was due primarily to higher software hosting costs.

Research and Development

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Research and development	$25,047	$19,973	$5,074	25%

Research and development expenses for the six months ended June 30, 2018 increased $5.1 million, or 25%, compared to the six months ended June 30, 2017. The increase was due primarily to an increase of $4.1 million in employee-related costs from higher headcount, and an increase of $0.4 million in allocated overhead cost. Research and development headcount increased approximately 11% from June 30, 2017 to June 30, 2018 due primarily to increasing headcount in our U.S. operations as we continue to enhance existing solutions.

Sales and Marketing

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$77,911	$63,491	$14,420	23%

Sales and marketing expenses for the six months ended June 30, 2018 increased $14.4 million, or 23%, compared to the six months ended June 30, 2017. The increase was due primarily to $10.7 million in employee-related costs (including $5.3 million increase in sales commissions expense), an increase of $2.9 million for partner commission expense, and an increase of $1.3 million in allocated overhead cost offset, in part, by a decrease of $1.2 million for marketing campaign expenses. Sales and marketing headcount increased approximately 14% from June 30, 2017 to June 30, 2018. Sales commissions expense increased due to strong sales-related activity. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions. Partner commission expense was $9.0 million for the six months ended June 30, 2018 compared to $6.1 million for the six months ended June 30, 2017.  Marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing, primarily in the first quarter of 2018. During the second quarter of 2018, our marketing campaign expenses were $0.2 million higher compared to the second quarter of 2017.

General and Administrative

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative	$18,552	$18,097	$455	3%

General and administrative expenses for the six months ended June 30, 2018 increased $0.5 million, or 3%, compared to the six months ended June 30, 2017. The increase was due primarily to an increase in allocated overhead costs of $0.7 million and higher employee related costs of $0.6 million (including $0.4 million increase in stock-based compensation), partially offset by a $1.4 million decrease in professional services expenses. General and administrative headcount increased approximately 8% from June 30, 2017 to June 30, 2018. Professional services expenses were lower due primarily to expenses incurred in the first quarter of the prior year for legal and accounting fees related to our preliminary IPO activities. In the first half of 2018, IPO-related costs were recorded to deferred financing costs.

Total Other (Income) Expense, Net

	For the Six Months Ended June 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(305)	$(25)	$(280)
Interest expense	1,961	1,182	779
Change in fair value of preferred stock warrants	—	-	-
Other (income) expense, net	(472)	945	(1,417)
Total other (income) expense, net	$1,184	$2,102	$(918)

Total other (income) expense, net for the six months ended June 30, 2018 decreased $0.9 million compared to the six months ended June 30, 2017 due primarily to the change in the fair value of earnout liabilities, partially offset by higher interest expense on borrowings under our credit facility during the first half of 2018. We estimate the fair value of earnout liabilities related to acquisitions quarterly.  During the three months ended June 30, 2018, the adjustments to fair value reduced the carrying value of the earnout liabilities.

Provision for (Benefit from) Income Taxes

	For the Six Months Ended June 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$(734)	$(290)	$(444)

Benefit from income taxes for the six months ended June 30, 2018 increased by $0.4 million compared to the six months ended June 30, 2017.  The effective income tax rate was a benefit of 2.2% and 0.9% for the six months ended June 30, 2018 and 2017, respectively. The difference is due primarily to an update to the provisional amount recorded as of December 31, 2017.  We determined that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets resulting in a tax benefit of $0.9 million during the six months ended June 30, 2018.  We continue to analyze changes under The Tax Cut and Jobs Act and anticipate recording any additional resulting adjustments within the measurement period.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first half of 2018. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, and working capital for our growth. Historically, we have financed our operations primarily through cash received from customers for our solutions, private placements, and, to a lesser extent, bank borrowings. On June 19, 2018, we closed our IPO of 8,625,000 shares of common stock at an initial price to the public of $24.00 per share, resulting in aggregate net proceeds to us of $192.5 million, after deducting underwriting discounts and before offering expenses paid or payable by us. As of June 30, 2018, and December 31, 2017, we had $173.1 million and $14.1 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.  Moreover, as of June 30, 2018, $47.5 million remained available for borrowing under our revolving credit facility.

Borrowings

In November 2017, we amended our June 2016 loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements include a senior secured $30.0 million term loan facility and a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $30.0 million term loan must be repaid in November 2020 with principal payments beginning December 2018. The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables, and other tangible and intangible assets.

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that we maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in our business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of June 30, 2018, we were in compliance with all covenants of the Credit Facilities.

We are required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the term loan and the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 2.25% for the term loan and plus 1.75% for the revolving credit facility. In June 2018, using a portion of the proceeds from the IPO, we repaid $33.0 million of borrowings outstanding under the revolving credit facility. As of June 30, 2018, we had borrowings of $30.0 million outstanding under the term loan facility bearing interest at an annual rate of 7.25% and no borrowings outstanding under the revolving credit facility.

In November 2017, Silicon Valley Bank issued a $2.5 million standby letter of credit under the Credit Facilities in connection with the lease agreement for our new corporate headquarters. As of June 30, 2018, after reducing for outstanding borrowings and letters of credit totaling $2.5 million, $47.5 million remained available for borrowing under the revolving credit facility. In July 2018, the $2.5 million standby letter of credit was cancelled, increasing our available borrowing under our revolving credit facility to $50.0 million.

Future Cash Requirements

As of June 30, 2018, our cash and cash equivalents included proceeds from our June 19, 2018 IPO. We intend to increase our operating expenses and our capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents of $173.1 million as of June 30, 2018, together with cash generated from operations, cash available under our current borrowing arrangements, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cost of any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating Activities	$(11,276)	$(6,879)
Investing Activities	(17,635)	(5,405)
Financing Activities	187,796	4,453

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, marketing expenses, and commissions paid to our partners. Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, and other non-cash charges.

For the six months ended June 30, 2018, cash used in operating activities was $11.3 million compared to $6.9 million for the six months ended June 30, 2017. This increase in cash used of $4.4 million was due primarily to reimbursements for tenant improvements of $4.1 million in the first six months of 2017.  Under the lease for our new corporate headquarters, we were granted approximately $10.5 million of tenant improvements to be paid by the landlord.  During 2017, we initially funded these improvements, which are recorded in Investing Activities as capital expenditures, and record the reimbursement of these expenditures to deferred rent, which increases cash from operating activities.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for business acquisitions. For the six months ended June 30, 2018, cash used in investing activities was $17.6 million, compared to cash used of $5.4 million for the six months ended June 30, 2017. The increase in cash used of $12.2 million was due primarily to an increase of $5.3 million in customer fund assets, as well as cash paid for acquisitions of intangible assets of $4.9 million. Our customer fund assets increased due primarily to an increase in the number of customers using our remittance services.  In 2018, we acquired a customer list for $0.4 million and developed technology to facilitate cross-border transactions (e.g., tariffs and duties) for total consideration of $7.1 million, which will include total cash payments of $4.6 million, of which $4.5 million has been paid as of June 30, 2018.  Additionally, capital expenditures increased $2.1 million from the prior year due primarily to tenant improvements related to our new corporate headquarters in Seattle, Washington.

Financing Activities

Our financing activities primarily include cash inflows and outflows from our Credit Facilities, issuance and repurchases of capital stock, changes in customer fund obligations, and cash flows related to stock option and stock warrant exercises. For the six months ended June 30, 2018, our financing activities included proceeds from our June 2018 initial public offering.  For the six months ended June 30, 2018, cash provided by financing activities was $187.8 million compared to cash provided by financing activities of $4.5 million for the six months ended June 30, 2017. This increase in cash provided of $183.3 million was due primarily to cash received from our initial public offering net of underwriting discounts of $192.5 million, partially offset by the repayment of outstanding borrowings under our revolving credit line of $33.0 million. Prior to repayment of our revolving credit line in June 2018, we borrowed $23.0 million during the first half of 2018.

Funds Held from Customers and Customer Funds Obligations

We maintain trust accounts with financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers represent cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held from customers are not commingled with our operating funds, but typically are deposited with funds also held on behalf of our other customers.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Cash flows related to the cash received from and paid on behalf of customers are reported as follows:

1)	changes in customer funds obligations liability are presented as cash flows from financing activities;
2)

changes in customer fund assets (e.g., customer funds held in cash and cash equivalents and receivable from customers and taxing authorities) are presented as net cash flows from investing activities; and

3)	changes in customer fund asset account that relate to paying for the trust operations, such as banking fees, are presented as cash flows from operating activities.

Contractual Obligations and Commitments

Other than the $33.0 million repayment of borrowings outstanding under our revolving credit facility, there were no material changes to our contractual obligations as of June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2018 or 2017.

Use of and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have disclosed non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow, which are non-GAAP financial measures. We have provided tabular reconciliations of each non-GAAP financial measure used in this report to its most directly comparable GAAP financial measure.

•

We calculate non-GAAP cost of revenue, non-GAAP research and development expense, non-GAAP sales and marketing expense, and non-GAAP general and administrative expense as GAAP cost of revenue, GAAP research and development expense, GAAP sales and marketing expense, and GAAP general and administrative expense before the stock-based compensation expense and the amortization of acquired intangible assets included in each of the expense categories.

•

We calculate non-GAAP gross profit as GAAP gross profit before the stock-based compensation expense and amortization of acquired intangibles that is included in cost of revenue. We calculate non-GAAP gross margin as GAAP gross margin before the impact of stock-based compensation expense included in cost of revenue as a percentage of revenue and amortization of acquired intangibles included in cost of revenue as a percentage of revenue.

•

We calculate non-GAAP operating loss as GAAP operating loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments.  We calculate non-GAAP net loss as GAAP net loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments.

•	We define free cash flow as net cash used in operating activities less cash used for the purchases of property and equipment.

Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. We believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We provide investors and other users of our financial information reconciliations of non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow to the related GAAP financial measures, operating loss, net loss, and net cash used in operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow in conjunction with the related GAAP financial measure.

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Non-GAAP Financial Measures:

Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$18,632	$14,367	$36,141	$27,930
Stock-based compensation expense	(377)	(237)	(673)	(463)
Amortization of acquired intangibles	(887)	(912)	(1,785)	(1,827)
Non-GAAP Cost of Revenue	$17,368	$13,218	$33,683	$25,640

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$45,077	$36,524	$88,945	$71,926
Stock-based compensation expense	377	237	673	463
Amortization of acquired intangibles	887	912	1,785	1,827
Non-GAAP Gross Profit	$46,341	$37,673	$91,403	$74,216

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	72%	71%	72%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	0%
Amortization of acquired intangibles as a percentage of revenue	1%	2%	1%	2%
Non-GAAP Gross Margin	73%	74%	73%	74%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$12,428	$10,291	$25,047	$19,973
Stock-based compensation expense	(784)	(548)	(1,365)	(1,039)
Amortization of acquired intangibles	-	-	-	-
Non-GAAP Research and Development Expense	$11,644	$9,743	$23,682	$18,934

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$40,604	$33,191	$77,911	$63,491
Stock-based compensation expense	(1,040)	(933)	(2,085)	(1,770)
Amortization of acquired intangibles	(507)	(455)	(1,009)	(935)
Non-GAAP Sales and Marketing Expense	$39,057	$31,803	$74,817	$60,786

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$9,341	$7,484	$18,552	$18,097
Stock-based compensation expense	(1,363)	(1,074)	(2,951)	(2,542)
Amortization of acquired intangibles	(7)	(29)	(17)	(67)
Non-GAAP General and Administrative Expense	$7,971	$6,381	$15,584	$15,488

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(17,296)	$(14,442)	$(32,565)	$(29,635)
Stock-based compensation expense	3,564	2,792	7,074	5,814
Amortization of acquired intangibles	1,401	1,396	2,811	2,829
Non-GAAP Operating Loss	$(12,331)	$(10,254)	$(22,680)	$(20,992)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(17,766)	$(15,449)	$(33,015)	$(31,447)
Stock-based compensation expense	3,564	2,792	7,074	5,814
Amortization of acquired intangibles	1,401	1,396	2,811	2,829
Non-GAAP Net Loss	$(12,801)	$(11,261)	$(23,130)	$(22,804)

Free cash flow:
Net cash (used in) provided by operating activities	$2,099	$403	$(11,276)	$(6,879)
Purchases of property and equipment	(4,544)	(5,078)	(8,169)	(6,115)
Free cash flow	$(2,445)	$(4,675)	$(19,445)	$(12,994)

Critical Accounting Policies and Estimates

In 2017, we recorded an $8.4 million goodwill impairment for our Brazilian reporting unit based, in part, on an updated internal long-term cash flow forecast. Our long-term cash flow forecast for the Brazilian reporting unit is inherently less certain compared to our other reporting units and may continue to materially change as we gain additional operating experience. For example, all other assumptions remaining the same, a 10% decrease in future estimated cash flows would have increased the Brazilian reporting unit impairment by approximately $1 million.

Goodwill is assessed for impairment at least annually on October 31, or in the event of certain occurrences (i.e., triggering events).  In the near-term (during the first six months of 2018), the Brazilian reporting unit actual cash flows were below levels assumed in our long-term cash flow forecast.  We do not consider this deviation to be a triggering event because we are still early in the forecast period and our long-term expectations of the reporting unit’s operating results remain unchanged.  Furthermore, our business strategy in Brazil remains unchanged and there have been no triggering events, such as negative changes in product acceptance, market conditions, or foreign currency exchange rates.  Otherwise, there have been no material updates or changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $173.1 million and $14.1 million as of June 30, 2018 and December 31, 2017, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We are exposed to risk related to changes in interest rates. Borrowings under the Credit Facilities bear interest at rates that are variable. Increases in the prime rate would increase the interest rate on these borrowings.  Decreases in the prime rate would decrease the interest rate on these borrowings only to the extent that the prime rate does not decrease below 4.25%.

As of June 30, 2018, we had borrowings under the Credit Facilities of $30.0 million. As a result, each one percentage point increase in interest rates would result in an approximate $0.3 million increase in our annual interest expense. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2018 and 2017, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the six months ended June 30, 2018 and 2017, approximately 6% of our revenues were generated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first half of 2018. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2018.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings arising in the ordinary course of business.  In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position, or brand.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated financial statements and related notes, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.

Risks Relating to Our Business and Industry

We have incurred significant operating losses in the past and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including net losses of $77.8 million, $57.9 million, $64.1 million, and $33.0 million in 2015, 2016, 2017, and the six months ended June 30, 2018. We had an accumulated deficit of $445.1 million as of June 30, 2018. Because the market for our solutions is not fully developed and is rapidly evolving, it is difficult for us to predict our results of operations. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, general macroeconomic conditions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems, regulatory or legislative changes, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our revenue growth rate depends on existing customers renewing and upgrading their subscriptions, and if we fail to retain our customers or upgrade their subscriptions, our business will be harmed.

We cannot accurately predict customer behavior. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription periods and our customers may not renew subscriptions for a similar mix of solutions or transaction volumes. Our renewal rates may decline as a result of a number of factors, including customer dissatisfaction, customers’ spending levels, decreased customer transaction volumes, increased competition, changes in tax laws or rules, pricing changes, deteriorating general economic conditions, or legislative changes affecting tax compliance providers. If our customers do not renew their subscriptions, or reduce the solutions or transaction volumes purchased under their subscriptions, our revenue may decline and our business may be harmed.

Our future success also depends in part on our ability to sell additional solutions and transaction volumes to existing customers. For example, many of our customers initially start with our AvaTax sales tax determination solution and then later combine that determination solution with one or more of our other solutions, such as returns preparation and filing, tax remittance, determination for additional tax types, or tax exemption certificate management. If our efforts to sell our additional solutions to our customers are not successful, it may decrease our revenue growth and harm our business, results of operations, and financial condition.

If we are unable to attract new customers on a cost-effective basis, our business will be harmed.

To grow our business, we must continue to grow our customer base in a cost-effective manner. Increasing our customer base and achieving broader market acceptance of our solutions will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities, as well as our partner network of business application providers and other customer referral sources. We may not be able to recruit qualified sales and marketing personnel, train them to perform, and achieve an acceptable level of production from them on a timely basis or at all. In the past, it has usually taken new members of our sales force at least six months to integrate into our operations and start converting sales leads at our expected levels. In addition, if we cannot continue to maintain or expand our relationships with our partner network, we may receive fewer referrals, the set of integrations we offer may not keep up with the market, and our customer acquisition strategy may become less effective. If we are unable to maintain effective sales and marketing activities and maintain and expand our partner network, our ability to attract new customers could be harmed, our sales and marketing expenses could increase substantially, and our business, results of operations, and financial condition may suffer.

Our revenue growth rate may not be sustainable.

Our revenue has grown rapidly, from $123.2 million in 2015, and $167.4 million in 2016 to $213.2 million in 2017. As our revenue base grows, we expect that our revenue growth rate will decline over time, and you should not rely on the revenue growth of any prior period as an indication of our future performance. This risk may increase with any future acquisition, particularly if the revenue growth rate of the acquired business has been lower than ours.

If we fail to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We have experienced, and may continue to experience, rapid growth in our headcount and operations, both domestically and internationally, which has placed, and may continue to place, significant demands on our management and our administrative, operational, and financial reporting resources. We have also experienced significant growth in the number of customers, number of transactions, and the amount of tax content that our platform and solutions support. Our growth will require us to hire additional employees and make significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance, and administration teams, as well as in our facilities and infrastructure. Our ability to effectively manage our growth will also require the allocation of valuable management and employee resources and improvements to our operational and financial controls and our reporting procedures and systems. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local requirements, practices, and markets. Our expenses may increase more than we plan and we may fail to hire qualified personnel, expand our customer base, enhance our existing solutions, develop new solutions, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our strategies.  If we are unable to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We derive a substantial portion of our revenue from the delivery of our sales and use tax determination solution, and any failure of this solution to satisfy customer demands or to achieve increased market acceptance could adversely affect our business, results of operations, financial condition, and growth prospects.

We currently derive a substantial portion of our revenue from subscriptions to our sales and use tax determination solution. We have added, and will continue to add, additional solutions to expand our offerings, but, at least in the near term, we expect to continue to derive the majority of our revenue from sales and use tax determination. As such, market acceptance of our sales and use tax determination solution is critical to our success. Demand for any of our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by existing and new customers, the timing of development and release of upgraded or new solutions on our platform, products and services introduced or upgraded by our competitors, pricing offered by our competitors, technological change, and growth or contraction in our addressable market. If we are unable to meet customer demands to offer our sales and use tax determination solution in a manner that is effective and at a price that the market will accept, or if we otherwise fail to achieve more widespread market acceptance of alternative solutions, our business, results of operations, financial condition, and growth prospects will suffer.

We may not successfully develop or introduce new solutions that achieve market acceptance, or successfully integrate acquired products, services, or content with our existing solutions, and our business could be harmed and our revenue could suffer as a result.

Our ability to attract new customers and increase revenue from existing customers will likely depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of our solutions and on our ability to integrate any products, services, and content that we may acquire into our existing and future solutions. Moreover, if we are unable to expand our solutions beyond our current transaction tax compliance solutions, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. Our business could be harmed if we fail to deliver new versions, upgrades, or other enhancements to our existing solutions to meet customer needs on a timely and cost-effective basis. Unexpected delays in releasing new or enhanced versions of our solutions, or errors following their release, could result in loss of sales, delay in market acceptance of our solutions, or customer claims against us, any of which could harm our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to develop new solutions successfully or to introduce and gain market acceptance of new solutions in a timely manner, or at all. Additionally, we must continually modify and enhance our solutions to keep pace with changes in hardware systems and software applications, database technology, and evolving technical standards and interfaces. As a result, uncertainties related to the timing and nature of business application providers, announcements or introductions of new solutions, or modifications by vendors of existing hardware systems or back-office or Internet-related software applications, could harm our business and cause our revenue to decline.

Our business and success depends in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.

We depend on, and anticipate that we will continue to depend on, various third-party relationships to sustain and grow our business. We are highly dependent on relationships with third-party publishers of software business applications, including accounting, enterprise resource planning (ERP), ecommerce, point-of-sale (POS), recurring billing, and customer relationship management (CRM) systems, because the integration of our solutions with their applications allows us to reach their sizeable customer bases. Our sales and our customers’ user experience are dependent on our ability to connect easily to such third-party software applications. We may fail to retain and expand these integrations or relationships for many reasons, including due to third parties’ failure to maintain, support, or secure their technology platforms in general and our integrations in particular, or errors, bugs, or defects in their technology, or changes in our technology platform. Any such failure could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

As we seek to add different types of partners to our partner ecosystem, including integration partners, referral partners, Avalara Included Partners, and professional service partners, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, and continuing to work with us as their own products evolve. Identifying, negotiating, and documenting relationships with additional partners requires significant resources. In addition, integrating third-party technology can be complex, costly, and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

In addition, we leverage the sales and referral resources of our network of referral partners through a variety of incentive programs. In the event that we are unable to effectively utilize, maintain, and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our solutions, and our financial results and future growth prospects would be harmed. Additionally, our referral partners may demand, or demand greater, referral fees or commissions.

Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.

We have acquired a significant number of businesses, products, content (such as tax rate information), and technologies over the past several years, and we may acquire or invest in other businesses, products, content, or technologies in the future. Since 2014 we have acquired our fuel excise tax, lodging tax, communications tax, portions of our European VAT, Brazil tax compliance, and cross-border transaction solutions. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours, which may take time. Some of the challenges to successful integration of our acquisitions include:

•	unanticipated costs or liabilities resulting from our acquisitions;
•	retention of key employees from acquired businesses;

•	difficulties integrating acquired operations, personnel, technologies, products, or content;
•	diversion of management attention from business operations and strategy;
•	diversion of resources that are needed in other parts of our business;
•	potential write-offs of acquired assets or investments;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	inability to maintain relationships with customers and partners of the acquired business;
•	difficulty of transitioning acquired technology and related infrastructures onto our existing platform;
•	maintaining security and privacy standards consistent with our other solutions;
•	potential financial and credit risks associated with the acquired business or customers;
•	the need to implement controls, procedures, and policies at the acquired company; and
•	the tax effects of any such acquisitions.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments and negatively impact our business, financial condition, and results of operations.

We face significant competition from other transaction tax compliance software providers and professional services firms, as well as the challenge of convincing businesses using do-it-yourself approaches to switch to our solutions.

We face significant competitive challenges from do-it-yourself approaches, outsourced transaction tax compliance services offered by accounting and specialized consulting firms, and tax-specific software vendors. Traditional do-it-yourself approaches are people-intensive and involve internal personnel manually performing compliance processes, often relying on transaction-specific research, static tax tables, non-tax specific software, or rate calculator services, as well as manual filing and remittance activities. Many businesses using do-it-yourself approaches believe that these manual processes are adequate and may be unaware that there is an affordable solution that is more effective, resulting in an inertia that can be difficult to overcome. In addition, the up-front costs of our solutions can limit our sales to businesses using do-it-yourself processes.

In addition, there are a number of competing tax-specific software vendors, some of which have substantially greater revenue, personnel, and other resources than we do. Our larger competitors, such as CCH Incorporated (a subsidiary of Wolters Kluwer NV), ONESOURCE Indirect Tax (a division of Thomson Reuters), Sovos, and Vertex, Inc., as well as the state and local tax services offered by large accounting firms, have historically targeted primarily large enterprise customers, but many of them also market to small to medium-sized businesses in search of growth in revenue or market share. In addition, our competitors who currently focus their tax compliance services on small to medium-sized businesses, such as TPS Unlimited, Inc. d/b/a TaxJar, may be better positioned than larger competitors to increase their market share with small to medium-sized businesses, whether competing based on price, service, or otherwise. We also face a growing number of competing private transaction tax compliance businesses focused primarily on ecommerce. Increased competition may impact our ability to add new customers at the rates we have historically achieved. It is also possible that large enterprises with substantial resources that operate in adjacent compliance, finance, or ecommerce verticals may decide to pursue transaction tax compliance automation and become immediate, significant competitors. Our failure to successfully and effectively compete with current or future competitors could lead to lost business and negatively affect our revenue growth.

We face significant risks in selling our solutions to enterprise customers, and if we do not manage these efforts effectively, our results of operations and ability to grow our customer base could be harmed.

Sales to enterprise customers typically involve higher customer acquisition costs and longer sales cycles and we may be less effective at predicting when we will complete these sales. The historical sales cycle and conversion rate trends associated with our existing customers, most of whom to date have been mid-market businesses, may not apply to larger enterprise businesses for whom purchasing decisions may require the approval of more technical personnel and management levels. This potential customer base may require us to invest more time educating prospects about the benefits of our solutions, causing our sales cycle to lengthen and become less predictable. In addition, larger customers may demand more integration services and customization, and our standard pricing model may be less attractive to certain customers with very high volumes of transactions. As a result of these factors, sales opportunities to larger businesses may require us to devote greater research and development, sales, support, and professional services resources to individual prospective customers, resulting in increased acquisition costs and strains on our limited resources. Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these prospective customers until any technical or implementation requirements have been met. Furthermore, because we have limited experience selling to larger businesses, our investment in marketing our solutions to these potential customers may not be successful, which could harm our results of operations and our overall ability to grow our customer base.

Our quarterly and annual results of operations are likely to fluctuate in future periods.

We expect to experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. Factors that might cause quarterly or annual fluctuations in our results of operations include:

•	our ability to attract new customers and retain and grow revenue from existing customers;
•	our ability to maintain, expand, train, and achieve an acceptable level of production from our sales and marketing teams;
•	our ability to find and nurture successful sales opportunities;
•	the timing of our introduction of new solutions or updates to existing solutions;
•

our ability to grow and maintain our relationships with our network of third-party partners, including integration partners, referral partners, Avalara Included Partners, and professional service partners;

•	the success of our customers’ businesses;
•	our ability to successfully sell to enterprise businesses;
•	the timing of large subscriptions and customer renewal rates;
•	new government regulation;
•	changes in our pricing policies or those of our competitors;
•	the amount and timing of our expenses related to the expansion of our business, operations, and infrastructure;
•	any impairment of our intangible assets and goodwill;
•	any seasonality in connection with new customer agreements, as well as renewal and upgrade agreements, each of which have historically occurred at a higher rate in the fourth quarter of each year;
•	future costs related to acquisitions of content, technologies, or businesses and their integration; and
•	general economic conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet or exceed our internal operating plan. In addition, a percentage of our operating expenses is fixed in nature and is based on forecasted financial performance. In the event of revenue shortfalls, we may not be able to mitigate the negative impact on our results of operations quickly enough to avoid short-term impacts.

Because we recognize revenue from subscriptions for our solutions over the terms of the subscriptions and expense commissions associated with sales of our solutions immediately upon execution of a subscription agreement with a customer, our financial results in any period may not be indicative of our financial health and future performance.

We generally recognize revenue from subscription fees paid by customers ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

In contrast, we expense commissions paid to our sales personnel and to our referral partners in the period in which we enter into an agreement for the sale of our solutions. Although we believe increased sales is a positive indicator of the long-term health of our business, increased sales could increase our operating expenses and decrease earnings in any particular period. Thus, we may report poor results of operations due to higher sales or customer referral source commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better results of operations due to the reduction of sales or customer referral source commissions in a period in which we experience a slowdown in sales. Therefore, you should not rely on our financial results during any one quarter as an indication of our financial health and future performance.

Our business is substantially dependent upon the continued development of the market for cloud-based software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions for our cloud-based software solutions. The market for cloud-based software solutions is not as mature as the market for on-premises software applications. We do not know whether the trend of adoption of cloud-based software solutions that we have experienced in the past will continue in the future, and the adoption rate of cloud-based software solutions may be slower at companies in industries with heightened data security interests or sensitivity to communication network slowdowns or outages. Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions in general, and of cloud-based tax software solutions in particular. Many businesses have invested substantial personnel and financial resources to integrate on-premises software products into their businesses and have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, many larger businesses have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology and service delivery model associated with solutions like ours. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our results of operations.

We hold significant amounts of money that we remit to taxing authorities on behalf of our customers, and this may expose us to liability from errors, delays, fraud, or system failures, which may not be covered by insurance.

We handle significant amounts of our customers’ money so that we can remit those amounts to various taxing jurisdictions on their behalf. If our banks’ or our own internal compliance procedures regarding cash management fail, are hacked or sabotaged, or if our banks or we are the subject of fraudulent behavior by personnel or third parties, we could face significant financial losses. Our efforts to remit tax payments to applicable taxing jurisdictions only after receiving the corresponding funds from our customers may fail, which would expose us to the financial risk of collecting from our customers after we have remitted funds on their behalf.

Additionally, we are subject to risk from concentration of cash and cash equivalent accounts, including cash from our customers that is to be remitted to taxing jurisdictions, with financial institutions where deposits routinely exceed federal insurance limits. If the financial institutions in which we deposit our customers’ cash were to experience insolvency or other financial difficulty, our access to cash deposits could be limited, any deposit insurance may not be adequate, we could lose our cash deposits entirely, and we could be exposed to liability to our customers. Any of these events would negatively impact our liquidity, results of operations, and our reputation.

If we make errors in our customers’ transaction tax determinations, or remit their tax payments late or not at all, our reputation, results of operations, and growth prospects could suffer.

The tax determination functions we perform for customers are complicated from a data management standpoint, time-sensitive, and dependent on the accuracy of the database of tax content underlying our solutions. Some of our processes are not fully automated, such as our process for monitoring updates to tax rates and rules, and even to the extent our processes are automated, our solutions are not proven to be without any possibility of errors. If we make errors in our customers’ tax determinations, or remit their tax payments late or not at all, our customers may be assessed interest and penalties. For example, as a certified provider in the Streamlined Sales Tax program we determine and remit sales taxes to certain states on behalf of our customers, and that agreement contains provisions detailing the circumstances under which we may become liable to member states in the event of delinquent payment of taxes. In a situation where the state is conducting a sales tax audit and our customer has declared bankruptcy or otherwise terminated operations before the appropriate documentation or tax liabilities have been remitted to the taxing jurisdiction, we could be held to be financially responsible for certain tax liabilities. For certain of our solutions, we guarantee the accuracy of the results or output provided by those solutions, and could be liable under such guarantee for up to 12 months’ service fees for those solutions in the event of an error that results in uncollected taxes, penalties, or interest. Although our agreements have disclaimers of warranties and limit our liability (beyond the amounts we agree to pay pursuant to our guarantee, if applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold us liable for these errors. Further, in some instances we have negotiated agreements with specific customers or assumed agreements in connection with our acquisitions that do not limit this liability or disclaim these warranties. Additionally, erroneous tax determinations could result in overpayments to taxing authorities that are difficult to reclaim from the applicable taxing authorities. Any history of erroneous tax determinations for our customers could also cause our reputation to be harmed, could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of customer renewals, and loss of competitive position. In addition, our errors and omissions insurance coverage may not cover all amounts claimed against us if such errors or failures occur. The financial and reputational costs associated with any erroneous tax determinations may be substantial and could harm our results of operations.

Changes in tax laws and regulations or their interpretation or enforcement may cause us to invest substantial amounts to modify our solutions, cause us to change our business model, or draw new competitors to the market.

Changes in tax laws or regulations or interpretations of existing taxation requirements in the United States or in other countries may require us to change the manner in which we conduct some aspects of our business and could harm our ability to attract and retain customers. For example, a material portion of our revenue is generated by performing what can be complex transaction tax determinations and corresponding preparation of tax returns and remittance of taxes. Changes in tax laws or regulations that reduce complexity or decrease the frequency of tax filings could negatively impact our revenue. In addition, there is considerable uncertainty as to if, when, and how tax laws and regulations might change. As a result, we may need to invest substantially to modify our solutions to adapt to new tax laws or regulations. If our platform and solutions are not flexible enough to adapt to changes in tax laws and regulations, our financial condition and results of operations may suffer.

A number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf or to provide the jurisdiction with information enabling it to more easily collect use tax. On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc., upholding South Dakota’s economic nexus law, which requires certain out-of-state retailers to collect and remit sales taxes on sales into South Dakota. Following the Supreme Court’s decision, additional states may proceed with similar efforts to impose economic nexus requirements on out-of-state retailers. There has also been consideration of federal legislation related to taxation of ecommerce sales, including the Marketplace Fairness Act, which, if enacted into law, would allow states to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. Similar issues exist outside of the United States, where the application of value-added taxes or other indirect taxes on online retailers is uncertain and evolving. The effect of changes in tax laws and regulations is uncertain and dependent on a number of factors. Depending on the content of any sales tax legislation, the role of third-party compliance vendors may change, we may need to invest substantial amounts to modify our solutions or our business model, we could see a decrease in demand, we could see new competitors enter the market, or we could be negatively impacted by such legislation in a way not yet known.

Cybersecurity, data security, and data privacy breaches may create liability for us, damage our reputation, and harm our business.

We face risks of cyber-attacks, computer break-ins, theft, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational harm. Such harm could be in the form of theft of our, or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions. Third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our solutions, such as denial of service attacks. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

Our customers provide us with information that our solutions store, some of which is confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, social-engineering attacks, computer break-ins, theft, and other improper activity. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business.

Failures in Internet infrastructure or interference with broadband or wireless access could cause current or potential customers to believe that our platform or solutions are unreliable, leading these customers to switch to our competitors or to avoid using our solutions, which could negatively impact our revenue or harm our opportunities for customer growth.

Our solutions depend on our customers’ high-speed broadband or wireless access to the Internet, particularly for our POS and ecommerce customers whose businesses require real time tax determinations. Increasing numbers of customers and bandwidth requirements may degrade the performance of our solutions due to capacity constraints and other Internet infrastructure limitations, and additional network capacity to maintain adequate data transmission speeds may be unavailable or unacceptably expensive. If adequate capacity is not available to us, our solutions may be unable to achieve or maintain sufficient data transmission, reliability, or performance. In addition, if Internet service providers and other third parties providing Internet services, including incumbent phone companies, cable companies, and wireless companies, have outages or suffer deterioration in their quality of service, our customers may not have access to or may experience a decrease in the quality of our solutions. These providers may take measures that block, degrade, discriminate, disrupt, or increase the cost of customer access to our solutions. Any of these disruptions to data transmission could lead customers to switch to our competitors or avoid using our solutions, which could negatively impact our revenue or harm our opportunities for growth.

Our platform, solutions, and internal systems may be subject to disruption that could harm our reputation and future sales or result in claims against us.

Because our operations involve delivering a suite of transaction tax compliance solutions to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, infrastructure, and systems to continue to support our solutions. In the past, we have experienced temporary platform disruptions, outages in our solutions, and degraded levels of performance due to human and software errors, file corruption, and capacity constraints associated with the number of customers accessing our platform simultaneously. While our past experiences have not materially impacted us, in the future we may face more extensive disruptions, outages, or performance problems. In addition, malicious third parties may also conduct attacks designed to sabotage our platform, impede the performance of our solutions, or temporarily deny customers access to our solutions. If an actual or perceived disruption, outage, performance problem, or attack occurs, it could:

•	adversely affect the market perception of our solutions;
•	harm our reputation;
•	divert the efforts of our technical and management personnel;
•	impair our ability to operate our business and provide solutions to our customers;
•	cause us to lose customer information; or
•	harm our customers’ businesses.

Any of these events may increase non-renewals, limit our ability to acquire new customers, result in delayed or withheld payments from customers, or result in claims against us.

Undetected errors, bugs, or defects in our solutions could harm our reputation or decrease market acceptance of our solutions, which would harm our business and results of operations.

Our solutions may contain undetected errors, bugs, or defects. We have experienced these errors, bugs, or defects in the past in connection with new solutions and solution upgrades and we expect that errors, bugs, or defects may be found from time to time in the future in new or enhanced solutions after their commercial release. Our solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment, and networking configurations, which may cause or reveal errors or failures in our solutions or in the computing environments in which they are deployed. Despite testing by us, errors, bugs, or defects may not be found in our solutions until they are deployed to or used by our customers. In the past, we have discovered software errors, bugs, and defects in our solutions after they have been deployed to customers.

Since our customers use our solutions for compliance reasons, any errors, bugs, defects, disruptions in service, or other performance problems with our solutions may damage our customers’ business and could hurt our reputation. We may also be required, or may choose, for customer relations or other reasons, to expend additional resources to correct actual or perceived errors, bugs, or defects in our solutions. If errors, bugs, or defects are detected or perceived to exist in our solutions, we may experience negative publicity, loss of competitive position, or diversion of the attention of our key personnel; our customers may delay or withhold payment to us or elect not to renew their subscriptions; or other significant customer relations problems may arise. We may also be subject to liability claims, including pursuant to our accuracy guarantee, for damages related to errors, bugs, or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and results of operations.

We rely upon data centers and other systems and technologies provided by third parties to operate our business, and interruptions or performance problems with these centers, systems and technologies may adversely affect our business and operating results.

We rely on data centers and other technologies and services provided by third parties in order to operate our business. We operate both physical data centers supported by Equinix and cloud data centers supported by Amazon Web Services and Microsoft Azure. If any of these services becomes unavailable or otherwise is unable to serve our requirements, there could be a delay in activating a mirrored data center or our disaster recovery system.

Our business depends on our ability to protect the growing amount of information stored in our data centers and related systems, offices, and hosting facilities, against damage from earthquake, floods, fires, other extreme weather conditions, power loss, telecommunications failures, hardware failures, unauthorized intrusion, overload conditions, and other events. If our data centers or related systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers, or damage to our reputation. Our response to any type of disaster may not be successful in preventing the loss of customer data, service interruptions, and disruptions to our operations, or damage to our important facilities.

Our data center providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost-effective manner should the need arise. If we are unable to renew our agreements with these providers on commercially reasonable terms, or if in the future we add data center facility providers, we may face additional costs or expenses or downtime, which could harm our business.

Any unavailability of, or failure to meet our requirements by, third-party data centers, technologies, or services, could impede our ability to provide services to our customers, harm our reputation, subject us to potential liabilities, result in contract terminations, and adversely affect our customer relationships. Any of these circumstances could adversely affect our business and operating results.

Incorrect or improper implementation, integration, or use of our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and growth prospects.

Our solutions are deployed in a wide variety of technology environments and integrated into a broad range of complex workflows and third-party software. If we or our customers are unable to implement our solutions successfully, are unable to do so in a timely manner, or our integration partners are unable to integrate with our solutions through our integrations, customer perceptions of our solutions may be impaired, our reputation and brand may suffer, and customers may choose not to renew or expand the use of our solutions.

Our customers may need training or education in the proper use of and the variety of benefits that can be derived from our solutions to maximize their potential benefits. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions to manage a wide range of tax compliance operations, the incorrect or improper implementation or use of our solutions, or our failure to provide adequate support to our customers, may result in negative publicity or legal claims against us, which could harm our business, results of operations and financial condition. Also, as we continue to expand our customer base, any failure by us to properly provide training and support will likely result in lost opportunities for additional subscriptions for our solutions.

We rely on third-party computer hardware, software, content, and services for use in our solutions. Errors and defects, or failure to successfully integrate or license necessary third-party software, content, or services, could cause delays, errors, or failures of our solutions, increases in our expenses, and reductions in our sales, which could harm our results of operations.

We rely on computer hardware purchased or leased from, software licensed from, content licensed from, and services provided by a variety of third parties to offer our solutions, including database, operating system, virtualization software, tax requirement content, and geolocation content and services. Any errors, bugs, or defects in third-party hardware, software, content, or services could result in errors or a failure of our solutions, which could harm our business. For example, in 2018, a third-party provider data center infrastructure failure resulted in a period of higher than usual latency and outages that impacted some customers. In the future, we might need to license other hardware, software, content, or services to enhance our solutions and meet evolving customer requirements. Any inability to use hardware or software could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our products until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

If we fail to effectively maintain and enhance our brand, our business may suffer.

We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our solutions and will require continued focus on active marketing efforts. We may need to increase our investment in, and devote greater resources to, sales, marketing, and other efforts to create and maintain brand awareness among customers. Our brand awareness efforts will require investment not just in our core U.S. sales tax determination service, but also in newer services we have developed or acquired, such as our excise or lodging tax services, and in foreign markets. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could suffer.

Changes in the application, scope, interpretation, or enforcement of laws and regulations pertaining to our business may harm our business or results of operations, subject us to liabilities, and require us to implement new compliance programs or business methods.

We perform a number of critical business functions for our customers, including remittance of the taxes our customers owe to taxing authorities. Our electronic payment of customers’ taxes may be subject to federal or state laws or regulations relating to money transmission. The federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination, and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various states. However, if federal or state regulators were to apply these laws and regulations to this business activity, whether through expansion of enforcement activities, new interpretations of the scope of certain of these laws or regulations or of available exemptions, or otherwise, or if our activities are held by a court to be covered by such laws or regulations, we could be required to expend time, money, and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct business to achieve compliance or minimize regulation. Application of these laws to our business could also make it more difficult or costly for us to maintain our banking relationships. Financial institutions may also be unwilling to provide banking services to us due to concerns about the large dollar volume moving in and out of our accounts on behalf of our customers in the ordinary course of our business. As we continue to expand the solutions we offer and the jurisdictions in which we offer them, we could become subject to other licensing, examination, or regulatory requirements relating to financial services.

Determining the transaction taxes owed by our customers involves providing our platform with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Numerous federal, state, and local laws and regulations govern the collection, dissemination, use, and safeguarding of certain personal information. Although most of the data that is provided to our services by our customers cannot be used to identify individual consumers, we may be subject to these laws in certain circumstances. Most states have also adopted data security breach laws that require notice be given to affected consumers in the event of a security breach. In the event of a security breach, our compliance with these laws may subject us to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. A failure on our part to safeguard consumer data adequately or to destroy data securely may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal or state data security or unfair practices or consumer protection laws. If federal or state regulators were to expand their enforcement activities, or change their interpretation of the applicability of these laws, or if new laws regarding privacy and protection of consumer data were to be adopted, the burdens and costs of complying with them could increase significantly, harming our results of operations and possibly the manner in which we conduct our business. As our business increasingly involves dealings with foreign customers or compliance with foreign tax regimes, we may also become subject to similar data security and privacy protection requirements in foreign jurisdictions. For example, the European Union adopted a General Data Protection Regulation (GDPR), which became effective on May 25, 2018. This regulation requires certain operational changes for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance. In addition, other governmental authorities around the world are considering implementing similar types of legislative and regulatory proposals concerning data protection. We may incur significant costs to comply with these mandatory privacy and security standards.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which could harm our business, results of operations, financial condition, and prospects.

We intend to continue making substantial investments to fund our business and support our growth. In addition to the revenue we generate from our business, we may need to engage in equity or debt financings to provide necessary funds. The success of any future financing efforts depends on many factors outside of our control, including market forces, investment banking trends, and demand by investors. We may not be successful in raising additional capital at an acceptable valuation, on favorable terms, when we require it, or at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our capital stock. Debt financing, if available, may involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could reduce our operational flexibility or make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may suffer. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may harm our business, results of operations, financial condition, and prospects.

Debt service obligations, financial covenants, and other provisions of our credit agreement could adversely affect our financial condition and impair our ability to operate our business.

In November 2017, we amended our loan and security agreement with Silicon Valley Bank and Ally Bank, or the Lenders. The credit arrangements include a senior secured $30.0 million term loan facility and a $50.0 million revolving credit facility or, collectively, the Credit Facilities. The Credit Facilities are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”

The Credit Facilities could have significant negative consequences to us, such as:

•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, or other general corporate purposes, or to carry out other business strategies;

•	increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to withstand competitive pressures;
•	harming our results of operations, particularly if our interest expense increases due to an increase in our outstanding indebtedness or an increase in interest rates;
•	harming our financial condition and impairing our ability to grow and operate our business;
•	limiting our flexibility in planning for, or reacting to, changes in our business and future business opportunities; and
•	limiting our ability to obtain additional financing for working capital, capital expenditures, and other business strategies.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors, many of which we are unable to control. If our business does not perform as expected, or if we generate less than anticipated revenue or encounter significant unexpected costs, we may default under the Credit Facilities, which could require us to repay outstanding obligations, terminate the Credit Facilities, suffer cross-defaults in other contractual obligations, or pay significant damages. For example, for a period in early 2017, we were not in compliance with the minimum net billing covenant under the Credit Facilities and, as a result, we entered into amendments to the Credit Facilities to modify this covenant. If we are unable to satisfy our debt covenants in the future, or otherwise default under the Credit Facilities, our operations may be interrupted, and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could suffer.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $292.2 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

If we fail to attract and retain qualified personnel, our business could be harmed.

Our success depends in large part on our ability to attract, integrate, motivate, and retain highly qualified personnel at a reasonable cost, particularly sales and marketing personnel, software developers, technical support, and research and development personnel on the terms we desire. Competition for skilled personnel is intense and we may not be successful in attracting, motivating, and retaining needed personnel. We also may be unable to attract or integrate into our operations qualified personnel on the schedule we desire. Our inability to attract, integrate, motivate, and retain the necessary personnel could harm our business. Dealing with the loss of the services of our executive officers or key personnel and the process to replace any of our executive officers or key personnel may involve significant time and expense, take longer than anticipated, and significantly delay or prevent the achievement of our business objectives, which would harm our financial condition, results of operations, and business.

We need to continue making significant investments in software development and equipment to improve our business.

To improve the scalability, security, efficiency, and failover aspects of our solutions, and to support the expansion of our solutions into other tax types, such as international VAT, additional excise taxes, or additional lodging taxes, we will need to continue making significant capital equipment expenditures and also invest in additional software and infrastructure development. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. In the event of decreases in subscription sales, certain of our fixed costs, such as for capital equipment, may make it difficult for us to adjust our expenses downward quickly. Additionally, we are continually updating our software and content, creating expenses for us. We may also need to review or revise our software architecture as we grow, which may require significant resources and investments.

If economic conditions worsen, it may negatively affect our business and financial performance.

Our financial performance depends, in part, on the state of the economy. Declining levels of economic activity may lead to declines in spending and fewer transactions for which transaction tax is due, which may result in decreased revenue for us. Concern about the strength of the economy may slow the rate at which businesses of all sizes are willing to hire an outside vendor to perform the determination and remittance of their transaction taxes and filing of related returns. If our customers and potential customers experience financial hardship as a result of a weak economy, industry consolidation, or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, and financial condition could be harmed.

Sales to customers or operations outside the United States may expose us to risks inherent in international sales.

Historically, transactions occurring outside of the United States have represented a very small portion of our transactions processed. However, we intend to continue to expand our international sales efforts, and have recently acquired or developed sales operations in Europe, India, and Brazil. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. We may rely heavily on third parties outside of the United States, in which event we may be harmed if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside the United States include:

•	compliance with multiple conflicting and changing governmental laws and regulations, including employment, tax, money transmission, privacy, and data protection laws and regulations;
•	laws and business practices favoring local competitors;
•	new and different sources of competition;
•	securing new integrations for international technology platforms;
•	localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and customer care in various native languages;
•

treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and being liable for paying withholding of income or other taxes in foreign jurisdictions;

•	fluctuation of foreign currency exchange rates;
•	different pricing environments;
•	restrictions on the transfer of funds;
•	difficulties in staffing and managing foreign operations;
•	availability of reliable broadband connectivity in areas targeted for expansion;
•	different or lesser protection of our intellectual property;
•	longer sales cycles;
•	natural disasters, acts of war, terrorism, pandemics, or security breaches;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act;
•	regional or national economic and political conditions; and
•	pressure on the creditworthiness of sovereign nations resulting from liquidity issues or political actions.

Any of these factors could negatively impact our business and results of operations.

Our ability to protect our intellectual property is limited and our solutions may be subject to claims of infringement by third parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Our means of protecting our proprietary rights may not be adequate.

In addition, third parties may claim infringement by us with respect to current or future solutions or other intellectual property rights. The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our strategies, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims, and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages, or enter into short- or long-term royalty or licensing agreements. Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our solutions to others, could be material to our financial condition or cash flows, or both, or could otherwise harm our results of operations.

Indemnity provisions in our subscription agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

In many of our subscription agreements with our customers, we agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer’s use of our solutions infringes on the intellectual property rights of the third party. Customers facing infringement claims may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and harm our business, results of operations, and financial condition.

We use open source software in our platform and solutions, which may subject us to litigation or other actions that could harm our business.

We use open source software in our platform and solutions, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our applications, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to re-engineer our platform or solutions or incur additional costs.

Risks Relating to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors in our common stock.

The market price and trading volume of our common stock may fluctuate significantly regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;
•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•	changes in our Board of Directors or management;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	sales of large blocks of our common stock, including sales by our executive officers, directors, or significant shareholders;
•	lawsuits threatened or filed against us;
•	changes in laws or regulations applicable to our business;
•	the expiration of contractual lock-up agreements;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging, and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and internationally;
•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•	the other factors described in these Risk Factors.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business, financial condition, and results of operations.

We may not be able to determine in the future that our internal controls over financial reporting are effective, and we may not receive an auditor attestation regarding our internal controls in the foreseeable future.

We are required to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the first time for the fiscal year ending December 31, 2019. As discussed below in these risk factors, we have identified a significant deficiency in our internal controls over financial reporting as of December 31, 2017 and previously identified a material weakness in our internal controls over financial reporting as of December 31, 2016. The material weakness was remediated as of

December 31, 2017. If we identify other material weaknesses in the future, our management will be unable to conclude that our internal controls over financial reporting are effective. Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accountants for the foreseeable future.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock, particularly sales by our directors, executive officers, and significant shareholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our executive officers, directors, and the holders of substantially all of our capital stock are subject to lock-up agreements or other contractual limitations that restrict their ability to transfer shares of our capital stock for 180 days from June 14, 2018, the date of our IPO. Subject to certain exceptions, the lock-up agreements or other contractual limitations limit the number of shares of capital stock that may be sold. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our shareholders who are subject to these lock-up agreements or other contractual limitations to sell shares prior to the expiration of the lock-up agreements or other contractual limitations.

We also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our equity compensation plans and agreements. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable securities laws, applicable vesting requirements, and the lock-up agreements described above.

As of the closing of the IPO, the holders of an aggregate of 54,097,502 shares of common stock are entitled to rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or our shareholders.

Our directors, officers, and 5% or greater shareholders beneficially own a majority of our outstanding voting stock and are able to control shareholder decisions on very important matters.

The members of our Board of Directors, our executive officers, our 5% or greater shareholders, and their respective affiliates beneficially own, in the aggregate, approximately 62% of our outstanding voting stock as of immediately after the IPO. As a result, such shareholders will collectively have the power to control our management policy, fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to our Board of Directors. The concentrated voting power of these shareholders could have the effect of delaying or preventing a significant corporate transaction such as a sale, merger, or public offering of our capital stock. This influence over our affairs could, under some circumstances, be adverse to the interests of the other shareholders.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or negative reports about our business, our share price would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We are an “emerging growth company” and intend to comply with the reduced disclosure and regulatory requirements, which may make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of reduced disclosure and regulatory requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•

we are not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	we may present reduced disclosure regarding executive compensation in our periodic reports and proxy statements; and
•	we are not required to hold nonbinding advisory shareholder votes on executive compensation or golden parachute arrangements.

We may take advantage of these reduced requirements until we are no longer an “emerging growth company,” which will occur upon the earlier of (1) the last day of the fiscal year following the fifth anniversary of the IPO, (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

In addition, pursuant to the JOBS Act, as an “emerging growth company” we have elected to take advantage of an extended transition period for complying with new or revised accounting standards. This effectively permits us to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

The requirements of being a public company may strain our resources, divert management’s attention, affect our ability to attract and retain additional executive management and qualified board members, and result in litigation.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources, and such costs and demands may increase further after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we timely file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act also requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight will be required to improve and maintain our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from other business concerns. If our efforts to comply with new laws, regulations, and standards do not meet the standards intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may suffer.

Being a public company has also made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our Audit Committee and our Compensation and Leadership Development Committee.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could suffer, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

We have identified a significant deficiency, and have in the past experienced a material weakness, in our internal controls over financial reporting, and if we fail to remediate this significant deficiency or experience additional material weaknesses in the future or to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.

We identified a significant deficiency in our internal controls over financial reporting as of December 31, 2017, which has not been remediated. The significant deficiency resulted from not having sufficient general information technology controls responsive to risk in the information technology environment. We are currently developing a remediation plan for this significant deficiency. We previously identified a material weakness in our internal controls over financial reporting as of December 31, 2016, which has been remediated.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to avoid potential future material weaknesses or significant deficiencies. Moreover, we cannot be certain that we will not in the future have additional significant deficiencies or material weaknesses in our internal controls over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date have not been fully tested, and they may not be adequate. Accordingly, there could continue to be a reasonable possibility that the significant deficiency we have identified or other material weaknesses or deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential action by the SEC against us, possible defaults under our debt agreements, shareholder lawsuits, delisting of our stock, and general damage to our reputation.

Provisions in our charter documents and under Washington law could make an acquisition of our company more difficult and limit attempts by our shareholders to replace or remove our current management.

Our amended and restated articles of incorporation, or our Articles, and our amended and restated bylaws, or our Bylaws, include a number of provisions that may have the effect of deterring takeovers or delaying or preventing changes in control or changes in our management that a shareholder might deem to be in his or her best interest. These provisions include the following:

•	our Board of Directors may issue up to 20,000,000 shares of preferred stock, with any rights or preferences as it may designate;
•

our Articles and Bylaws provide (1) for the division of our Board of Directors into three classes, as nearly equal in number as possible, with the directors in each class serving for three-year terms, and one class being elected each year by our shareholders, (2) that a director may only be removed from the Board of Directors for cause by the affirmative vote of our shareholders, (3) that vacancies on our Board of Directors may be filled only by the Board of Directors, and (4) that only our Board of Directors may change the size of our Board of Directors, which provisions together generally make it more difficult for shareholders to replace a majority of our Board of Directors;

•	Washington law, our Articles, and Bylaws limit the ability of shareholders from acting by written consent by requiring unanimous written consent for shareholder action to be effective;
•	our Bylaws limit who may call a special meeting of shareholders to our Board of Directors, chairperson of our Board of Directors, chief executive officer, or president;
•

our Bylaws provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide timely advance written notice to us, and specify requirements as to the form and content of a shareholder’s notice, which may preclude shareholders from bringing matters before a meeting of shareholders or from making nominations for directors at a meeting of shareholders;

•

our Articles do not provide for cumulative voting for our directors, which may make it more difficult for shareholders owning less than a majority of our capital stock to elect any members to our Board of Directors; and

•

our Articles and Bylaws provide that shareholders can amend or repeal the Bylaws only by the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote generally in the election of directors, voting together as a single group.

Additionally, unless approved by a majority of our “continuing directors,” as that term is defined in our Articles, specified provisions of our Articles may not be amended or repealed without the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote on the action, voting together as a single group, including the following provisions:

•

those providing that shareholders can amend or repeal the Bylaws only by the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote generally in the election of directors, voting together as a single group;

•

those providing for the division of our Board of Directors into three classes, as nearly equal in number as possible, with the directors in each class serving for three-year terms, and one class being elected each year by our shareholders;

•	those providing that a director may only be removed from the Board of Directors for cause by the affirmative vote of our shareholders;
•	those providing that vacancies on our Board of Directors may be filled only by the affirmative vote of a majority of the directors then in office or by the sole remaining director;
•	those providing that only our Board of Directors may change the size of our Board of Directors;
•

those requiring the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote on the action, voting together as a single group, to amend or repeal specified provisions of our Articles; and

•	those that limit who may call a special meeting of shareholders to only our Board of Directors, chairperson of our Board of Directors, chief executive officer, or president.

The provisions described above may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors, which is responsible for appointing our management. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change in control of our company, even if this change in control would benefit our shareholders.

We have never paid cash dividends and do not anticipate paying any cash dividends on our capital stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. In addition, our ability to pay dividends on our capital stock is restricted by our Credit Facilities and may be prohibited or limited by the terms of our current and future debt financing arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Shares of Equity Securities

From March 31, 2018 through June 15, 2018 (the date of the filing of our registration statement on Form S-8, File No. 333-225651), we granted stock options to purchase an aggregate of 636,479 shares of our common stock to employees under our 2006 Plan, at exercise prices ranging from $17.68 to $24.00 per share.

During this period, we also issued to option holders an aggregate of 217,716 shares of common stock upon the exercise of options under our 2006 Plan and Taxcient Plan, at exercise prices ranging from $0.698 to $15.06 per share, for aggregate cash consideration of $1.5 million.

During this period, we issued an aggregate of 408,690 shares of common stock upon the exercise of warrants at an exercise price ranging from $1.50 to $16.60 per share, for aggregate cash consideration of $3.7 million.

On May 29, 2018, as consideration for the acquisition of assets from Tradestream Technologies Inc. and Wise 24 Inc., we agreed to issue an aggregate of 113,122 shares of common stock to the sellers in three installments over an 18-month period, and to issue additional shares of common stock in the future subject to the terms of an earnout arrangement.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock

In June 2018, we closed our IPO, in which we sold 8,625,000 shares of common stock at a price to the public of $24.00 per share for an aggregated price of approximately $207.0 million, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224850), which was declared effective by the SEC on June 14, 2018. The offering commenced on June 14, 2018 and did not terminate before all of the shares in the IPO registered in the registration statement were sold. We raised $189.1 million in net proceeds after deducting underwriting discounts and commissions of $14.5 million and offering expenses of $3.4 million. Using a portion of the proceeds from the IPO, on June 20, 2018, we repaid $33.0 million of borrowings under the revolving credit facility. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in accordance with our board approved investment policy, which provides for investments in obligations of the U.S. government, money market instruments, registered money market funds and corporate bonds. The managing underwriters of our IPO were Goldman Sachs & Co. and J.P. Morgan Securities LLC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation of the Registrant

3.2*	Amended and Restated Bylaws of the Registrant

10.1+	Avalara, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1, filed May 11, 2018 (File No. 333-224850)).

10.2+*	Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated effective August 8, 2018.

10.3+

Executive Employment Agreement between the Registrant and Pascal Van Dooren dated April 13, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1, filed May 11, 2018 (File No. 333-224850)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 10, 2018	By:	/s/ William D. Ingram
William D. Ingram
Chief Financial Officer and Treasurer (Principal Financial Officer)