Form 10-Q
period 2018-09-30
AVALARA, INC.
filed 2018-11-08
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 66,505,087 shares of common stock, $0.0001 par value per share, outstanding.

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
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Part II, Item 1A. “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets (unaudited)

(In thousands, except for per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$138,093	$14,075
Trade accounts receivable—net of allowance for doubtful accounts of $500 and $905, respectively	34,743	26,596
Prepaid expenses and other current assets	10,378	7,016
Total current assets before customer fund assets	183,214	47,687
Funds held from customers	11,099	13,082
Receivable from customers—net of allowance of $327 and $666, respectively	330	313
Total current assets	194,643	61,082
Noncurrent assets:
Property and equipment—net	33,113	25,394
Goodwill	61,444	72,482
Intangible assets—net	20,797	19,074
Other noncurrent assets	1,330	780
Total assets	$311,327	$178,812

(Continued)

AVALARA, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except for per share data)

	September 30,	December 31,
	2018	2017
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accrued expenses and trade payables	$40,768	$38,164
Deferred revenue	109,323	83,778
Credit facility and notes payable	-	859
Total current liabilities before customer funds obligations	150,091	122,801
Customer funds obligations	11,530	14,061
Total current liabilities	161,621	136,862
Noncurrent liabilities:
Deferred revenue	8,886	8,453
Deferred tax liability	744	1,854
Credit facility	-	38,840
Deferred rent	17,392	14,689
Other noncurrent liabilities	435	785
Total liabilities	189,078	201,483
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share– no shares and 12,309 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 13,814 authorized as of December 31, 2017 (aggregate liquidation preference of $10,930)	-	12,715
Series A-1 convertible preferred stock, par value $0.0001 per share– no shares and 4,688 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 5,012 authorized as of December 31, 2017 (aggregate liquidation preference of $2,081)	-	2,081
Series A-2 convertible preferred stock, par value $0.0001 per share– no shares and 279 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 279 authorized as of December 31, 2017 (aggregate liquidation preference of $472)	-	303
Series B convertible preferred stock, par value $0.0001 per share– no shares and 1,793 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 2,133 authorized as of December 31, 2017 (aggregate liquidation preference of $1,685)	-	3,756
Series B-1 convertible preferred stock, par value $0.0001 per share– no shares and 21,518 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 21,600 authorized as of December 31, 2017 (aggregate liquidation preference of $23,670)	-	23,259
Series C convertible preferred stock, par value $0.0001 per share– no shares and 7,069 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 7,069 authorized as of December 31, 2017 (aggregate liquidation preference of $20,000)	-	19,782
Series C-1 convertible preferred stock, par value $0.0001 per share– no shares and 8,511 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 8,590 authorized as of December 31, 2017 (aggregate liquidation preference of $12,767)	-	27,961
Series D convertible preferred stock, par value $0.0001 per share– no shares and 8,566 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 10,172 authorized as of December 31, 2017 (aggregate liquidation preference of $44,972)	-	41,130
Series D-1 convertible preferred stock, par value $0.0001 per share– no shares and 22,808 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 22,862 authorized as of December 31, 2017 (aggregate liquidation preference of $144,147)	-	143,915
Series D-2 convertible preferred stock, par value $0.0001 per share– no shares and 14,245 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, 14,815 authorized as of December 31, 2017 (aggregate liquidation preference of $96,154)	-	96,019
Shareholders' equity (deficit):
Preferred stock, $0.0001 par value– no shares issued and outstanding at September 30, 2018 and December 31, 2017, and 20,000 shares authorized as of September 30, 2018	-	-
Common stock, $0.0001 par value– 66,490 and 5,992 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, 600,000 and 153,945 shares authorized as of September 30, 2018 and December 31, 2017, respectively	7	1
Additional paid-in capital	593,761	18,121
Accumulated other comprehensive income (loss)	(2,349)	338
Accumulated deficit	(469,170)	(412,052)
Total shareholders’ equity (deficit)	122,249	(393,592)
Total liabilities and shareholders' equity (deficit)	$311,327	$178,812

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2018	2017
Revenue:
Subscription and returns	$64,219	$51,668
Professional services and other	5,308	3,600
Total revenue	69,527	55,268
Cost of revenue:
Subscription and returns	17,330	12,330
Professional services and other	2,906	2,329
Total cost of revenue	20,236	14,659
Gross profit	49,291	40,609
Operating expenses:
Research and development	13,285	10,401
Sales and marketing	41,276	33,151
General and administrative	10,235	8,092
Restructuring charges	-	793
Goodwill impairment	9,174	-
Total operating expenses	73,970	52,437
Operating loss	(24,679)	(11,828)
Other (income) expense:
Interest income	(1,068)	(23)
Interest expense	534	635
Other (income) expense, net	49	(2,003)
Total other (income) expense, net	(485)	(1,391)
Loss before income taxes	(24,194)	(10,437)
Provision for (benefit from) income taxes	(91)	(172)
Net loss	$(24,103)	$(10,265)

Net loss per share attributable to common shareholders, basic and diluted	$(0.36)	$(1.80)
Weighted average shares of common stock outstanding, basic and diluted	66,590	5,706

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.
Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2018	2017
Revenue:
Subscription and returns	$181,764	$145,825
Professional services and other	12,849	9,299
Total revenue	194,613	155,124
Cost of revenue:
Subscription and returns	47,984	35,683
Professional services and other	8,393	6,906
Total cost of revenue	56,377	42,589
Gross profit	138,236	112,535
Operating expenses:
Research and development	38,332	30,374
Sales and marketing	119,187	96,642
General and administrative	28,787	26,189
Restructuring charges	-	793
Goodwill impairment	9,174	-
Total operating expenses	195,480	153,998
Operating loss	(57,244)	(41,463)
Other (income) expense:
Interest income	(1,373)	(48)
Interest expense	2,495	1,817
Other (income) expense, net	(423)	(1,058)
Total other (income) expense, net	699	711
Loss before income taxes	(57,943)	(42,174)
Provision for (benefit from) income taxes	(825)	(462)
Net loss	$(57,118)	$(41,712)

Net loss per share attributable to common shareholders, basic and diluted	$(1.95)	$(7.54)
Weighted average shares of common stock outstanding, basic and diluted	29,269	5,531

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2018	2017
Net loss	$(24,103)	$(10,265)
Other comprehensive income (loss)—Foreign currency translation	(242)	1,719
Total comprehensive loss	$(24,345)	$(8,546)

	For the Nine Months Ended September 30,
	2018	2017
Net loss	$(57,118)	$(41,712)
Other comprehensive income (loss)—Foreign currency translation	(2,687)	2,518
Total comprehensive loss	$(59,805)	$(39,194)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(57,118)	$(41,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,390	8,129
Goodwill impairment	9,174	-
Stock-based compensation	11,411	8,996
Deferred tax expense	(1,110)	(726)
Amortization of deferred rent	231	(659)
Non-cash change in earnout liability	(430)	(996)
Non-cash bad debt (recovery) expense	(382)	221
Other	526	199
Changes in operating assets and liabilities:
Trade accounts receivable	(7,852)	4,294
Prepaid expenses and other current assets	(2,688)	(1,732)
Other long-term assets	(549)	556
Trade payables	(3,353)	805
Accrued expenses and other current liabilities	6,095	1,201
Deferred rent (lease incentives)	579	7,701
Deferred revenue	25,978	12,158
Net cash used in operating activities	(10,098)	(1,565)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	2,053	(2,050)
Cash paid for acquired intangible assets	(5,002)	-
Purchase of property and equipment	(12,914)	(10,350)
Net cash used in investing activities	(15,863)	(12,400)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	192,510	-
Payments on credit facility	(63,000)	(1,562)
Proceeds from credit facility	23,000	8,000
Payments on capital leases	-	(14)
Repurchase of shares	(1,806)	-
Repayment of note payable	(234)	-
Payments of deferred financing costs	(2,084)	(565)
Taxes paid related to net share settlement of stock-based awards	(2,326)	(268)
Net increase (decrease) in customer fund obligations	(2,053)	2,050
Payment related to business combination earnouts	-	(83)
Proceeds from exercise of stock options and common stock warrants	5,787	545
Net cash provided by financing activities	149,794	8,103
Foreign currency effect on cash and cash equivalents	185	(19)
Net change in cash and cash equivalents	124,018	(5,881)
Cash and cash equivalents—Beginning of year	14,075	20,230
Cash and cash equivalents—End of year	$138,093	$14,349

(continued)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental cash flow disclosures:
Cash paid for interest expense	$2,367	$1,532
Cash paid for income taxes	314	238

Non-cash investing and financing activities:
Property and equipment purchased under tenant improvement allowance	1,062	7,839
Property and equipment additions in accounts payable and accrued expenses	607	318
Deferred financing costs, accrued not yet paid	298	870
Fair value of common stock to be issued to purchase intangible assets	2,555	-
Cashless exercises of options and warrants	9,214	1,275
Cashless redemptions of options and warrants	11,541	1,543

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

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

Initial Public Offering

In June 2018, the Company completed an initial public offering (“IPO”), in which the Company sold 8,625,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,125,000 additional shares of common stock, at the initial price to the public of $24.00 per share. The Company received net proceeds of $192.5 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $3.4 million. Immediately prior to the closing of the IPO, (1) all outstanding shares of preferred stock converted into shares of the Company’s common stock on a 2-to-1 basis, and (2) common stock warrants then outstanding were automatically net exercised into shares of the Company’s common stock. As of September 30, 2018, 66,490,156 shares of the Company’s common stock were outstanding.

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2017, included in our final prospectus related to our IPO dated June 14, 2018 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.  The accompanying interim consolidated balance sheet as of September 30, 2018, the consolidated interim statements of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

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

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, trade accounts receivable, trade payables, and accrued expenses due to their short-term nature. The carrying amount of the Company’s term loan and revolving credit facility, to the extent there is a carrying amount as of the balance sheet date, approximates fair value, considering the interest rates are based on the prime interest rate.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets exceeds their fair value. If the carrying value exceeds the fair value, then an impairment test is performed to determine the fair value. In the third quarter of 2018, the Company evaluated the long-lived intangible assets in the Company’s Brazilian reporting unit for impairment as a result of an interim triggering event discussed in Note 5. No impairment of long-lived assets, including those in the Brazilian reporting unit, occurred in the first nine months of 2018.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, common stock warrant, restricted stock unit (“RSU”), or purchase right issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the date of grant. The fair value of stock options, common stock warrants, and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant.

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

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition. This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period for public business entities, and for annual reporting periods beginning after December 15, 2018 for business entities that are not public. This guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is evaluating the impact of the adoption on its consolidated financial statements and accompanying disclosures in the footnotes to the financial statements. The adoption will require capitalization of certain selling costs that are currently expensed, such as certain sales and partner commissions, and the Company expects these adjustments will be material. These capitalized selling costs will be amortized over the customer’s period of benefit. The Company is continuing to assess the impact of adoption and may identify other impacts on the Company’s financial statements as the implementation progresses. The Company expects to adopt and implement the new revenue recognition guidance effective January 1, 2019 using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02 which requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting. The guidance is effective in 2020 for business entities that are not public with early adoption permitted. The Company is currently evaluating the impact this

AVALARA, INC.

Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis

The fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall on dates presented as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
September 30, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$134,844	$134,844

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,261	$10,261	$	$
Earnout related to acquisitions	380			380

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis.

Earnout Liability

The Company estimates the fair value of earnout liability using the probability-weighted discounted cash flow and Monte Carlo simulations. As of December 31, 2017, the earnout liability associated with the 2016 acquisition of Gyori was valued utilizing a discount rate of 22%, and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, except for the earnout liability for VAT Applications, is as follows (in thousands):

	September 30,	December 31,
	2018	2017
Earnout liability:
Balance beginning of period	$380	$6,235
Payments of earnout liability	-	(2,101)
Settlement of earnout liability	-	(3,051)
Total unrealized (gains) losses included in other income	(380)	(703)
Balance end of period	$-	$380

Balance of earnout liability included in current liabilities (1)	$3,000	$3,061
Balance of earnout liability included in noncurrent liabilities	-	370

(1)

Balance at September 30, 2018 and December 31, 2017 includes $3.0 million and $3.1 million for the settlement of the VAT Applications earnout, respectively. In the fourth quarter of 2018, the VAT Applications earnout was settled for a fixed €2.5 million, with the change in the liability related to currency fluctuation.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	September 30,	December 31,
	Life (Years)	2018	2017
Computer equipment and software	3	$12,438	$12,884
Internally developed software	6	3,330	2,512
Furniture and fixtures	5	5,758	4,459
Office equipment	5	601	622
Leasehold improvements	1 to 10	25,669	20,339
		47,796	40,816
Accumulated depreciation		(14,683)	(15,422)
Property and equipment—net		$33,113	$25,394

Property and equipment assets are generally depreciated on a straight-line basis over the remaining estimated useful life of the asset or the lease term (for leasehold improvements), whichever is shorter. Depreciation expense was $1.8 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.7 million for the three and nine months ended September 30, 2017, respectively.

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid expenses	$7,895	$5,077
Deferred financing costs	—	1,575
Deposits	132	244
Reimbursable leasehold improvements	987	—
Other	1,364	120
Total	$10,378	$7,016

AVALARA, INC.

Notes to Consolidated Financial Statements

Accrued expenses and trade payables consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and related taxes	$17,626	$13,338
Accrued state, federal, and local taxes	1,380	1,044
Accrued referral source commissions	4,496	4,271
Trade payables	6,058	9,822
Earnout liabilities	3,000	3,061
Accrued financing costs	298	257
Accrued leasehold improvements	669	1,288
Other	7,241	5,083
Total	$40,768	$38,164

5.	Intangible Assets

Finite-lived intangible assets consisted of the following (in thousands):

		September 30, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,416	$(8,741)	$6,675
Developed technology	3 to 8	30,780	(16,692)	14,088
Noncompete agreements	3 to 5	569	(535)	34
Tradename and trademarks	1 to 4	420	(420)	-
		$47,185	$(26,388)	$20,797

		December 31, 2017
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,270	$(7,347)	$7,923
Developed technology	3 to 8	24,781	(13,785)	10,996
Noncompete agreements	3 to 5	586	(446)	140
Tradename and trademarks	1 to 4	419	(404)	15
		$41,056	$(21,982)	$19,074

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.6 million and $4.4 million for the three and nine months ended September 30, 2018, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2017, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired certain intangible assets from Atlantax Systems, Inc (“Atlantax”) pursuant to a purchase arrangement structured to incent Atlantax to convert their existing customers to become Avalara customers. Total consideration for the purchase is based on an earnout computed on future revenue recognized by the Company over the next four years, up to a maximum of $1.9 million. At closing, the Company funded $0.4 million to Atlantax as a prepayment against future earnings. As of September 30, 2018, the total prepayment of $0.4 million was capitalized as a customer relationship intangible asset and will be amortized using an estimated useful life of five years. As future earnout payments become known, those costs will be capitalized as part of the customer relationship asset and amortized over the remaining useful life. The Company incurred immaterial legal costs related to the transaction that were capitalized as part of the customer relationship asset.

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

The Company incurred approximately $0.1 million in legal costs related to the transaction that were capitalized as part of the developed technology asset. As of September 30, 2018, total consideration of $7.1 million, consisting of the cash paid, the fair value of the Company’s common stock on the date of the asset purchase, and the transaction costs incurred, was allocated to the acquired assets based on the relative fair value, consisting of a $6.6 million developed technology intangible asset that will be amortized using an estimated useful life of 6 years and a $0.5 million current other receivable for a refundable tax credit owed to the Company related to transfer taxes paid to the Sellers. As future earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life.

Goodwill

Changes in the carrying amount of goodwill through September 30, 2018 are summarized as follows (in thousands):

Balance—January 1, 2018	$72,482
Cumulative translation adjustments	(1,864)
Goodwill impairment	(9,174)
Balance—September 30, 2018	$61,444

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations.

During the third quarter of 2018, the Company updated its long-term cash flow forecast for the Brazilian reporting unit to reflect recent performance indicators that suggest it will take longer to execute on the Company’s long-term strategies to achieve anticipated growth and cash flow objectives. The updated long-term cash flow forecast indicates a longer time horizon to positive cash flow, compared to the last update in the fourth quarter 2017. As a result, management concluded that there was an interim triggering event and performed an impairment test during the third quarter on an interim basis. This test resulted in a $9.2 million impairment of the Brazilian goodwill reporting unit, which was recorded during the third quarter. The goodwill impairment charge is reflected in a separate account caption in the consolidated statements of operations.

The Company used a quantitative approach to measure the fair value of its Brazilian reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The Company concluded it was not appropriate to use a market valuation approach due primarily to a lack of publicly traded companies in similar businesses. The discounted cash flow analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested, and

AVALARA, INC.

Notes to Consolidated Financial Statements

determination of revenue multiples, which are based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting unit. The weighted average cost of capital used in the Company’s analysis was 30%. Upon completion of the analysis, the fair value of the Brazilian reporting unit was substantially less than the carrying value.

The Company had $8.4 million of accumulated goodwill impairment as of December 31, 2017 and $17.6 million as of September 30, 2018. As of September 30, 2018, the Company has no remaining goodwill associated with the Brazilian reporting unit.

6.	Commitments and Contingencies

Leases

Rent expense was $2.5 million and $7.4 million for the three and nine months ended September 30, 2018, respectively, and $1.5 million and $4.1 million for the three and nine months ended September 30, 2017, respectively.

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of September 30, 2018, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of September 30, 2018 because it has not determined that a loss is probable. While no claim has been asserted against the Company, if such claim were made, the Company would vigorously defend itself. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

7.	Debt

Loan and Security Agreement

In November 2017, the Company amended its June 2016 loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements included a senior secured $30.0 million term loan facility that was repaid in August 2018, and currently include a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables and other tangible and intangible assets.

AVALARA, INC.

Notes to Consolidated Financial Statements

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that the Company maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in its business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of September 30, 2018, the Company was in compliance with all covenants of the Credit Facilities.

The Company is required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 1.75%.

Using a portion of the proceeds from the IPO, in June 2018, the Company repaid $33.0 million of borrowings outstanding under the revolving credit facility and in August 2018, the Company repaid $30.0 million of borrowings outstanding under the term loan. As of September 30, 2018, the Company had no borrowings outstanding under the Credit Facilities.

In November 2017, Silicon Valley Bank issued a $2.5 million standby letter of credit under the Credit Facilities in connection with the lease agreement for the Company’s new corporate headquarters. In July 2018, the $2.5 million standby letter of credit was cancelled, increasing our available borrowing under our revolving credit facility to $50.0 million.

Outstanding borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Current portion:
Credit facilities	$-	$625
Note payable	-	234
Total current portion of long-term debt	$-	$859
Noncurrent portion:
Credit facilities	-	38,840
Total noncurrent portion of long-term debt	$-	$38,840

Deferred financing fees, net of amortization, related to the Credit Facility are reflected as a direct reduction in the carrying amount of noncurrent debt in the balance sheet as of December 31, 2017 and the table above. Concurrent with the repayment of the remaining borrowings under the Credit Facilities in the third quarter of 2018, $0.1 million of the deferred financing fees, net of amortization, related to the term loan were written off. As of September 30, 2018 and December 31, 2017, deferred financing fees, net of amortization, were $0.2 million and $0.5 million, respectively. The remaining deferred financing fees as of September 30, 2018 relate to the revolving credit facility and were reclassified to the other noncurrent assets line item in the balance sheet.

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

Preferred Stock

Immediately prior to the completion of the IPO, all outstanding shares of preferred stock converted into 50,888,014 shares of the Company’s common stock on a 2-to-1 basis. As of September 30, 2018, there were no shares of convertible preferred stock issued and outstanding.

AVALARA, INC.

Notes to Consolidated Financial Statements

The changes to the Company’s convertible preferred stock and shareholders’ equity (deficit) for the nine months ended September 30, 2018 is as follows (in thousands, except per share data):

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2018	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Proceeds from initial public offering, net of underwriters' discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption			(612,020)		(11,541)			(11,541)
Exercise of stock options			1,131,716		9,216			9,216
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation cost					11,432			11,432
Repurchase of shares	(10,000)	(67)	(104,847)		(1,738)			(1,738)
Loss on translation adjustment						(2,687)		(2,687)
Shares issued to purchase intangible assets					2,555			2,555
Net loss							(57,118)	(57,118)
Balance at September 30, 2018	-	$-	66,490,156	$7	$593,761	$(2,349)	$(469,170)	$122,249

In connection with the acquisition of intangible assets from Tradestream Technologies Inc. and Wise 24 Inc., the Company is required to issue 113,122 shares of common stock. The shares will be issued as follows: 37,708 shares on November 29, 2018, 37,708 shares on May 29, 2019, and 37,706 shares on November 29, 2019. See Note 5 for further discussion of the transaction.

During the nine months ended September 30, 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million.

Common Stock Warrants

Common stock warrants have typically been granted to members of the Company’s Board of Directors for services provided. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company issued 80,000 common stock warrants with weighted average exercise prices of $16.60 and $13.84 per share, respectively. The warrants granted to the Company’s Board of Directors had a grant date fair value of $0.5 million, which was recorded as general and administrative expense in the first nine months of 2018 and 2017. During 2018 and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. As of September 30, 2018, there were no common stock warrants outstanding. See Note 9 for further discussion of how the Company accounts for stock-based compensation.

9.	Equity Incentive Plans

Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, and restricted stock units (“RSUs”). As of December 31, 2017, the Company had stock options outstanding under two stock-based compensation plans: the 2006 Equity Incentive Plan (the “2006 Plan”) and the Taxcient, Inc. 2005 Stock Option Plan (the “Taxcient Plan”). As of September 30, 2018, the Company had stock options outstanding under the 2006 Plan, the Taxcient Plan, and the 2018 Equity Incentive Plan (the “2018 Plan”).  As of September 30, 2018, the Company also has an employee stock purchase plan.

AVALARA, INC.

Notes to Consolidated Financial Statements

In April 2018, the Company’s Board of Directors adopted the 2018 Plan. The 2018 Plan became effective in connection with the Company’s IPO and allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The 2018 Plan is administered by the Company’s Board of Directors and the Compensation and Leadership Development Committee of the Board of Directors. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares will automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year and (ii) an amount determined by the Company’s Board of Directors. As of September 30, 2018, 179,966 shares were subject to outstanding awards and 5,236,896 shares were available for issuance under the 2018 Plan.

The Company granted options under its 2006 Plan, as amended, through June 14, 2018, when the plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future awards under this plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of September 30, 2018, there were 11,166,030 shares subject to outstanding awards under the 2006 Plan. As of December 31, 2017, there were 10,701,710 shares subject to outstanding awards and 2,857,533 shares were available for issuance under the 2006 Plan.

In connection with the Company’s acquisition of Taxcient, Inc. (“Taxcient”) in 2010, the Company assumed the outstanding stock options issued by Taxcient under the Taxcient Plan, with appropriate adjustments to the number of shares and per share exercise prices in accordance with the merger agreement. At the time of the acquisition, the Company terminated the Taxcient Plan for purposes of future grants. As of September 30, 2018, there were 25,124 shares subject to outstanding options under the Taxcient Plan, all of which were fully vested. As of December 31, 2017, there were 25,410 shares subject to outstanding options under the Taxcient Plan, all of which were fully vested.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation cost:
Common stock warrants	$-	$-	$512	$483
Stock options	3,386	3,190	9,963	8,532
Restricted stock units	2	-	2	-
Employee stock purchase plan	955	-	955	-
Total stock-based compensation cost	$4,343	$3,190	$11,432	$9,015

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2018	10,727,125	$9.94	7.00	$71,430
Options granted	2,547,028	19.50
Options exercised	(1,131,716)	8.14
Options cancelled	(637,173)	14.10
Options expired	(138,160)	11.15
Options outstanding as of September 30, 2018	11,367,104	12.02	6.97	260,474
Options exercisable as of September 30, 2018	6,597,314	$8.58	5.64	$173,829

AVALARA, INC.

Notes to Consolidated Financial Statements

A summary of options outstanding and vested as of September 30, 2018 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$0.70 to $1.90	1,112,182	2.38	1,112,182	2.38
2.86 to 6.40	1,209,521	4.42	1,209,521	4.42
8.04 to 11.72	1,519,571	5.37	1,500,509	5.37
12.20 to 15.06	4,767,480	7.79	2,684,808	7.58
16.06 to 42.21	2,758,350	9.41	90,294	9.18
	11,367,104		6,597,314

The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $11.2 million and $2.1 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $9.02 and $6.39 per share, respectively. During the nine months ended September 30, 2018 and 2017, 1,619,424 and 1,563,172 options vested, respectively. There were 4,769,790 options unvested as of September 30, 2018.

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each option grant. As of September 30, 2018, $31.1 million of total unrecognized compensation cost related to stock options was expected to be recognized over a period of approximately three years.

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

	September 30,	September 30,
	2018	2017
Fair value of common stock	$16.86 to $42.21	$13.84 to $15.06
Volatility	40%	40% to 43%
Expected term	6 years	6 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	2.55% to 3.06%	2.02% to 2.20%

The Board of Directors intends that all options granted be exercisable at a price per share not less than the per share fair value of the Company’s common stock underlying those options on the date of grant. Prior to the IPO, the fair value of the common stock underlying stock options and common stock warrants was estimated by the Board of Directors, with input from management and third-party valuation firms. The enterprise value utilized in determining the fair value of common stock for financial reporting purposes was estimated using the market approach and the income approach. Under the market approach, the Company used the guideline public company method, which estimated the fair value of the business enterprise based on market prices of stock of guideline public companies and the option pricing method. Indications of value were estimated by utilizing revenue multiples to measure enterprise value. The guideline merged and acquired company method was not utilized in the valuation, as the Company regarded the method as less reliable as management believed it did not directly reflect the Company’s future prospects. The income approach estimated the enterprise value based on the present value of the Company’s future estimated cash flows and the residual value beyond the forecast period. The residual value was based on an exit (or terminal) multiple observed in the comparable company method analysis. The future cash flows and residual value were discounted to their present value to reflect the risks inherent in the Company achieving these estimated cash flows. The discount rate was based on venture capital rates of return for companies nearing an initial public offering. The discount rate was applied using the mid-year convention. The mid-year convention assumes that cash flows are generated evenly throughout the year, as opposed to in a lump sum at the end of the year.

The Company lacks sufficient historical volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

AVALARA, INC.

Notes to Consolidated Financial Statements

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Given the Company’s relative inexperience of significant exercise activity, the expected term assumptions were determined based on application of the simplified method of expected term calculation by averaging the contractual life of option grants and the vesting period of such grants. This application, when coupled with the contractual life of 10 years and average vesting term of 4 years, creates an expected term of 6 years.

The Company has not paid and does not expect to pay dividends.

The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.

Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 4,016 RSUs with a weighted average grant date fair value of $38.59 per share.

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each RSU grant. As of September 30, 2018, $0.2 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a period of approximately four years.

2018 Employee Stock Purchase Plan

In April 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering period began on June 15, 2018 and will end on January 31, 2019. Thereafter, offering periods will begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP.

As of September 30, 2018, there was approximately $1.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the initial offering period.

AVALARA, INC.

Notes to Consolidated Financial Statements

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

September 30,
2018
Fair value of common stock	$24.00 to $38.18
Volatility	40%
Expected term	0.5 years
Expected dividend yield	n/a
Risk-free interest rate	2.90% to 2.96%

10.	Income Taxes

The Company used an annual effective tax rate approach to calculate income taxes for the nine months ended September 30, 2018 and 2017. The annual effective tax rate differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. Income taxes for international operations were not material for the nine months ended September 30, 2018 and 2017.

The effective income tax rate was a benefit of 1.4% and 1.1% for the nine months ended September 30, 2018 and 2017, respectively. The difference is due primarily to an update to the provisional amount recorded as of December 31, 2017.  The Company determined that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets resulting in tax benefit of $0.9 million during the nine months ended September 30, 2018. The Company continues to analyze changes under The Tax Cuts and Jobs Act and anticipates recording any additional resulting adjustments within the measurement period.

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

The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect is antidilutive. As a result, basic and diluted net loss per common share was the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders	$(24,103)	$(10,265)	$(57,118)	$(41,712)
Denominator:
Weighted-average common shares outstanding-basic	66,590	5,706	29,269	5,531
Dilutive effect of share equivalents resulting from stock options, common stock warrants and convertible preferred shares (as converted)	-	-	-	-
Weighted-average common shares outstanding-diluted	66,590	5,706	29,269	5,531
Net loss per common share, basic and diluted	$(0.36)	$(1.80)	$(1.95)	$(7.54)

AVALARA, INC.

Notes to Consolidated Financial Statements

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common shares	11,350	10,827	11,263	10,404
Unvested restricted stock units (RSUs)	262	-	88	-
Employee stock purchase plan shares	63	-	21	-
Common stock warrants	-	490	315	610
Convertible preferred shares (as converted)	-	50,893	31,503	50,893
Total	11,675	62,210	43,190	61,907

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 92% and 93% of our total revenue during the three months ended September 30, 2018 and 2017, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length.  Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first nine months of 2018, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

We have been growing rapidly in recent periods. Our total revenues for the three months ended September 30, 2018 were $69.5 million compared to $55.3 million for the three months ended September 30, 2017.  Our total revenues for the nine months ended September 30, 2018 were $194.6 million compared to $155.1 million for the nine months ended September 30, 2017.  As a result of significant investments in growth, we have incurred net losses in all of our prior reporting periods. Our net loss for the three months ended September 30, 2018 was $24.1 million compared to a net loss of $10.3 million for the three months ended September 30, 2017. Our net loss for the nine months ended September 30, 2018 was $57.1 million compared to a net loss of $41.7 million for the nine months ended September 30, 2017.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions.

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of September 30, 2018 and December 31, 2017, we had approximately 8,490 and 7,490 core customers, respectively, representing less than half of our total number of customers. In the first nine months of 2018, our core customers represented more than 85% of our total revenue.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 105% for the quarter ended September 30, 2018 and on average has been 107% over the last four quarters ended September 30, 2018.

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

Research and Development.  Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers and other contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. Research and development expenses also include allocated costs for certain information technology and facility expenses.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription and returns	$64,219	$51,668	$181,764	$145,825
Professional services and other	5,308	3,600	12,849	9,299
Total revenue	69,527	55,268	194,613	155,124
Cost of revenue:
Subscription and returns	17,330	12,330	47,984	35,683
Professional services and other	2,906	2,329	8,393	6,906
Total cost of revenue(1)	20,236	14,659	56,377	42,589
Gross profit	49,291	40,609	138,236	112,535
Operating expenses:
Research and development(1)	13,285	10,401	38,332	30,374
Sales and marketing(1)	41,276	33,151	119,187	96,642
General and administrative(1)	10,235	8,092	28,787	26,189
Restructuring charges	-	793	-	793
Goodwill impairment	9,174	-	9,174	-
Total operating expenses	73,970	52,437	195,480	153,998
Operating loss	(24,679)	(11,828)	(57,244)	(41,463)

Total other (income) expense, net	(485)	(1,391)	699	711
Loss before income taxes	(24,194)	(10,437)	(57,943)	(42,174)
Provision for (benefit from) income taxes	(91)	(172)	(825)	(462)
Net loss	$(24,103)	$(10,265)	$(57,118)	$(41,712)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$508	$277	$1,181	$740
Research and development	906	761	2,271	1,800
Sales and marketing	1,589	985	3,674	2,755
General and administrative	1,334	1,159	4,285	3,701
Total stock-based compensation	$4,337	$3,182	$11,411	$8,996

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$1,121	$938	$2,906	$2,765
Research and development	-	-	-	-
Sales and marketing	474	482	1,483	1,417
General and administrative	-	26	17	93
Total amortization of acquired intangibles	$1,595	$1,446	$4,406	$4,275

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription and returns	92%	93%	93%	94%
Professional services and other	8%	7%	7%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	22%	25%	23%
Professional services and other	4%	4%	4%	4%
Total cost of revenue	29%	27%	29%	27%
Gross profit	71%	73%	71%	73%
Operating expenses:
Research and development	19%	19%	20%	20%
Sales and marketing	59%	60%	61%	62%
General and administrative	15%	15%	15%	17%
Goodwill impairment and restructuring charges	13%	1%	5%	1%
Total operating expenses	106%	95%	100%	99%
Operating loss	-35%	-21%	-29%	-27%
Other (income) expense:
Total other (income) expense, net	1%	3%	0%	0%
Loss before income taxes	-35%	-19%	-30%	-27%
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net loss	-35%	-19%	-29%	-27%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$64,219	$51,668	$12,551	24%
Professional services and other	5,308	3,600	1,708	47%
Total revenue	$69,527	$55,268	$14,259	26%

Total revenue for the three months ended September 30, 2018 increased by $14.3 million, or 26%, compared to the three months ended September 30, 2017. Subscription and returns revenue for the three months ended September 30, 2018 increased by $12.6 million, or 24%, compared to the three months ended September 30, 2017. Growth in total revenue was due primarily to increased demand for our products and services from new and existing customers. Of the increase in total revenue for the three months ended September 30, 2018 compared to the same period of 2017, approximately $3.8 million was attributable to existing customers and approximately $10.5 million was attributable to new customers.

Cost of Revenue

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$17,330	$12,330	$5,000	41%
Professional services and other	2,906	2,329	577	25%
Total cost of revenue	$20,236	$14,659	$5,577	38%

Cost of revenue for the three months ended September 30, 2018 increased by $5.6 million, or 38%, compared to the three months ended September 30, 2017. The increase in cost of revenue in absolute dollars was due primarily to an increase of $2.6 million in employee-related costs from higher headcount, an increase of $1.4 million in software hosting costs, an increase of $0.6 million in allocated overhead cost, and an increase of $0.3 million in outside services expenses. Our cost of revenue headcount increased approximately 21% from the third quarter of 2017 to the third quarter of 2018 due to our continued growth to support our solutions and expand content. Software hosting costs have increased due primarily to higher transaction volumes and transitioning to a third-party hosting vendor. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Facility expenses increased in the third quarter of 2018 due primarily to the costs associated with our new corporate headquarters in Seattle, Washington. We moved into these facilities in February 2018. Outside services expenses increased due primarily to the use of third-party consulting firms to support product and service offerings in our international operations.

Gross Profit

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$46,889	$39,338	$7,551	19%
Professional services and other	2,402	1,271	1,131	89%
Total gross profit	$49,291	$40,609	$8,682	21%
Gross margin
Subscription and returns	73%	76%
Professional services and other	45%	35%
Total gross margin	71%	73%

Total gross profit for the three months ended September 30, 2018 increased $8.7 million, or 21%, compared to the three months ended September 30, 2017. Total gross margin was 71% for the three months ended September 30, 2018 compared to 73% for the same period of 2017. This decrease in gross margin was due primarily to higher software hosting costs.

Research and Development

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Research and development	$13,285	$10,401	$2,884	28%

Research and development expenses for the three months ended September 30, 2018 increased $2.9 million, or 28%, compared to the three months ended September 30, 2017. The increase was due primarily to an increase of $2.2 million in employee-related costs from higher headcount, an increase of $0.3 million in allocated overhead cost, and an increase of $0.3 million in outside services expenses. Research and development headcount increased approximately 9% from the third quarter of 2017 to the third quarter of 2018. Outside services expenses increased due primarily to use of third-party software developers to support product enhancements and maintenance in our international operations.

Sales and Marketing

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$41,276	$33,151	$8,125	25%

Sales and marketing expenses for the three months ended September 30, 2018 increased $8.1 million, or 25%, compared to the three months ended September 30, 2017. The increase was due primarily to an increase of $6.5 million in employee-related costs (including a $4.4 million increase in sales commissions expense), an increase of $2.2 million for partner commission expense, and an increase of $0.6 million in allocated overhead cost offset, in part, by a decrease of $1.1 million for marketing campaign expenses. While sales and marketing headcount was essentially flat from the third quarter of 2017 to the third quarter of 2018, our sales commissions expense increased due to strong sales-related activity and higher average commission rates in the third quarter of 2018.

Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions. Partner commission expense was $6.1 million for the three months ended September 30, 2018 compared to $3.9 million for the three months ended September 30, 2017. Marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing.

General and Administrative

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative	$10,235	$8,092	$2,143	26%

General and administrative expenses for the three months ended September 30, 2018 increased $2.1 million, or 26%, compared to the three months ended September 30, 2017. The increase was due primarily to a $0.8 million increase in compliance costs associated with being a public company, an increase of $0.7 million in employee-related costs, and a $0.5 million increase in indirect tax expenses. Public company compliance costs consist primarily of legal and accounting expenses and higher corporate insurance premiums. While general and administrative headcount was essentially flat from the third quarter of 2017 to the third quarter of 2018, employee-related costs increased due primarily to increased compensation expense related to our annual bonus plan and higher stock-based compensation expense. Indirect tax expenses, which are non-income tax related, increased due primarily to higher business and occupation taxes in certain tax jurisdictions.

Goodwill Impairment and Restructuring Charges

	For the Three Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Goodwill impairment and restructuring charges:
Restructuring charges	$-	$793	$(793)
Goodwill impairment	9,174	-	9,174
Total goodwill impairment and restructuring charges	$9,174	$793	$8,381

Goodwill impairment charges for the three months ended September 30, 2018 were $9.2 million. There were no similar charges in the three months ended September 30, 2017. A goodwill impairment charge of $9.2 million was recorded related to our Brazilian operations. See Note 5 of the Notes to Consolidated Financial Statements. There were no restructuring charges incurred in the three months ended September 30, 2018, compared to $0.8 million incurred in the three months ended September 30, 2017. We incurred restructuring charges in the third quarter of 2017 associated with the closure of our Overland Park office, including termination benefits and other reorganization costs, primarily associated with integrating operations.

Total Other (Income) Expense, Net

	For the Three Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,068)	$(23)	$(1,045)
Interest expense	534	635	(101)
Other (income) expense, net	49	(2,003)	2,052
Total other (income) expense, net	$(485)	$(1,391)	$906

Total other income for the three months ended September 30, 2018 decreased $0.9 million compared to the three months ended September 30, 2017 due primarily to the change in the fair value of earnout liabilities, partially offset by higher interest income earned in the third quarter of 2018 due to investing our IPO cash proceeds in money market accounts. We estimate the fair value of earnout liabilities related to acquisitions quarterly. During the third quarter of 2017, the adjustments to fair value decreased the carrying value of the earnout liabilities, resulting in other income of $2.0 million. There was not a similar fair value adjustment in the third quarter of 2018.

Provision for (Benefit from) Income Taxes

	For the Three Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$(91)	$(172)	$81

Benefit from income taxes for the three months ended September 30, 2018 decreased by $0.1 million compared to the three months ended September 30, 2017. The effective income tax rate was a benefit of 0.4% for the three months ended September 30, 2018 compared to a benefit of 1.6% for the three months ended September 30, 2017. We continue to analyze changes under The Tax Cut and Jobs Act and anticipate recording any additional resulting adjustments within the measurement period.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$181,764	$145,825	$35,939	25%
Professional services and other	12,849	9,299	3,550	38%
Total revenue	$194,613	$155,124	$39,489	25%

Total revenue for the nine months ended September 30, 2018 increased by $39.5 million, or 25%, compared to the nine months ended September 30, 2017. Subscription and returns revenue for the nine months ended September 30, 2018 increased by $35.9 million, or 25%, compared to the nine months ended September 30, 2017. Professional services and other revenue for the nine months ended September 30, 2018 increased by $3.6 million, or 38%, compared to the nine months ended September 30, 2017. Growth in total revenue was due primarily to increased demand for our products and services from new and existing customers. Of the increase in total revenue for the nine months ended September 30, 2018 compared to the same period of 2017, approximately $19.1 million was attributable to existing customers and approximately $20.4 million was attributable to new customers.

Cost of Revenue

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$47,984	$35,683	$12,301	34%
Professional services and other	8,393	6,906	1,487	22%
Total cost of revenue	$56,377	$42,589	$13,788	32%

Cost of revenue for the nine months ended September 30, 2018 increased by $13.8 million, or 32%, compared to the nine months ended September 30, 2017. The increase in cost of revenue in absolute dollars was due primarily to an increase of $7.4 million in employee-related costs from higher headcount, an increase of $3.2 million in software hosting costs, an increase of $1.4 million in allocated overhead cost, and an increase of $0.5 million in outside services expenses. Our cost of revenue headcount increased approximately 21% from September 30, 2017 to September 30, 2018 due to our continued growth to support our solutions and expand content. Software hosting costs have increased due primarily to higher transaction volumes and transitioning to a third-party hosting vendor. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Facility expenses increased in the first nine months of 2018 due primarily to the costs associated with our new corporate headquarters in Seattle, Washington. We moved into these facilities in February 2018. Outside services expenses increased due primarily to the use of third-party consulting firms to support product and service offerings in our international operations.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$133,780	$110,142	$23,638	21%
Professional services and other	4,456	2,393	2,063	86%
Total gross profit	$138,236	$112,535	$25,701	23%
Gross margin
Subscription and returns	74%	76%
Professional services and other	35%	26%
Total gross margin	71%	73%

Total gross profit for the nine months ended September 30, 2018 increased $25.7 million, or 23%, compared to the nine months ended September 30, 2017. Total gross margin was 71% for the nine months ended September 30, 2018 compared to 73% for the same period of 2017. This decrease was due primarily to higher software hosting costs.

Research and Development

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Research and development	$38,332	$30,374	$7,958	26%

Research and development expenses for the nine months ended September 30, 2018 increased $8.0 million, or 26%, compared to the nine months ended September 30, 2017. The increase was due primarily to an increase of $6.5 million in employee-related costs from higher headcount, an increase of $0.8 million in allocated overhead cost, and an increase of $0.4 million in outside services expenses. Research and development headcount increased approximately 9% from September 30, 2017 to September 30, 2018. Outside services expenses increased due primarily to use of third-party software developers to support product enhancements and maintenance in our international operations.

Sales and Marketing

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$119,187	$96,642	$22,545	23%

Sales and marketing expenses for the nine months ended September 30, 2018 increased $22.5 million, or 23%, compared to the nine months ended September 30, 2017. The increase was due primarily to an increase of $17.3 million in employee-related costs (including a $9.7 million increase in sales commissions expense and a $0.9 million increase in stock-based compensation expense), an increase of $5.1 million for partner commission expense, and an increase of $1.9 million in allocated overhead cost offset, in part, by a decrease of $2.3 million for marketing campaign expenses. While sales and marketing headcount was essentially flat from September 30, 2017 to September 30, 2018, our sales commissions expense increased due to strong sales-related activity and higher average commission rates. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions. Partner commission expense was $15.1 million for the nine months ended September 30, 2018 compared to $10.0 million for the nine months ended September 30, 2017. Marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing.

General and Administrative

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative	$28,787	$26,189	$2,598	10%

General and administrative expenses for the nine months ended September 30, 2018 increased $2.6 million, or 10%, compared to the nine months ended September 30, 2017. The increase was due primarily to an increase of $1.3 million in employee-related costs, a $0.5 million increase in indirect tax compliance expenses, an increase of $0.4 million in insurance expense as a result of being a public company, and an increase of $0.4 million in allocated overhead costs. While general and administrative headcount was essentially flat from September 30, 2017 to September 30, 2018, employee-related costs increased due primarily to higher stock-based compensation expense and increased compensation expense related to our annual bonus plan. Indirect tax expenses, which are non-income tax related, increased due primarily to higher business and occupation taxes in certain tax jurisdictions.

Goodwill Impairment and Restructuring Charges

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Goodwill impairment and restructuring charges:
Restructuring charges	$-	$793	$(793)
Goodwill impairment	9,174	-	9,174
Total goodwill impairment and restructuring charges	$9,174	$793	$8,381

Goodwill impairment and restructuring charges for 2018 were $9.2 million. There were no similar charges in the first nine months of 2017. A goodwill impairment charge of $9.2 million was recorded related to our Brazilian operations. See Note 5 of the Notes to Consolidated Financial Statements. There were no restructuring charges incurred in the nine months ended September 30, 2018, compared to $0.8 million incurred in the nine months ended September 30, 2017. We incurred restructuring charges in the third quarter of 2017 associated with the closure of our Overland Park office, including termination benefits and other reorganization costs, primarily associated with integrating operations.

Total Other (Income) Expense, Net

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,373)	$(48)	$(1,325)
Interest expense	2,495	1,817	678
Other (income) expense, net	(423)	(1,058)	635
Total other (income) expense, net	$699	$711	$(12)

Total other expense for the nine months ended September 30, 2018 remained consistent with the nine months ended September 30, 2017. Interest income increased due to interest earned on investing our IPO cash proceeds in money market accounts, offset by the change in the fair value of earnout liabilities and higher interest expense on borrowings under our credit facility during the first nine months of 2018. We discuss borrowings under “Liquidity and Capital Resources” below. We estimate the fair value of earnout liabilities related to acquisitions quarterly.  During the nine months ended September 30, 2018, the adjustments to fair value reduced the carrying value of the earnout liabilities.

Provision for (Benefit from) Income Taxes

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$(825)	$(462)	$(363)

Benefit from income taxes for the nine months ended September 30, 2018 increased by $0.4 million compared to the nine months ended September 30, 2017.  The effective income tax rate was a benefit of 1.4% and 1.1% for the nine months ended September 30, 2018 and 2017, respectively. The difference is due primarily to an update to the provisional amount recorded as of December 31, 2017.  We determined that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets resulting in a tax benefit of $0.9 million during the nine months ended September 30, 2018.  We continue to analyze changes under The Tax Cut and Jobs Act and anticipate recording any additional resulting adjustments within the measurement period.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first nine months of 2018. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

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

As of September 30, 2018, and December 31, 2017, we had $138.1 million and $14.1 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.  Moreover, as of September 30, 2018, $50.0 million remained available for borrowing under our revolving credit facility.

Borrowings

In November 2017, we amended our June 2016 loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements included a senior secured $30.0 million term loan facility that was repaid in August 2018, and currently include a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables, and other tangible and intangible assets.

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that we maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in our business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of September 30, 2018, we were in compliance with all covenants of the Credit Facilities.

We are required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 1.75%. In June 2018, using a portion of the proceeds from the IPO, we repaid $33.0 million of borrowings outstanding under the revolving credit facility and in August 2018, we repaid $30.0 million of borrowings outstanding under the term loan. As of September 30, 2018, we had no borrowings outstanding under the Credit Facilities.

In November 2017, Silicon Valley Bank issued a $2.5 million standby letter of credit under the Credit Facilities in connection with the lease agreement for our new corporate headquarters. In July 2018, the $2.5 million standby letter of credit was cancelled, increasing our available borrowing under our revolving credit facility to $50.0 million.

Future Cash Requirements

As of September 30, 2018, our cash and cash equivalents included proceeds from our June 19, 2018 IPO. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We believe that our existing cash and cash equivalents of $138.1 million as of September 30, 2018, together with cash generated from operations and cash available under our current borrowing arrangements, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cost of any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating Activities	$(10,098)	$(1,565)
Investing Activities	(15,863)	(12,400)
Financing Activities	149,794	8,103

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

For the nine months ended September 30, 2018, cash used in operating activities was $10.1 million compared to $1.6 million for the nine months ended September 30, 2017. This increase in cash used of $8.5 million was due primarily to reimbursements for tenant improvements of $7.7 million in the first nine months of 2017 compared to reimbursements for tenant improvements of $0.6 million in the first nine months of 2018. Under the lease for our new corporate headquarters, we were granted approximately $12.3 million of tenant improvements to be paid by the landlord. We initially fund these improvements, which are recorded in Investing Activities as capital expenditures, and record the reimbursement of these expenditures to deferred rent, which increases cash from operating activities.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions. For the nine months ended September 30, 2018, cash used in investing activities was $15.9 million, compared to cash used of $12.4 million for the nine months ended September 30, 2017. The increase in cash used of $3.5 million was due primarily to cash paid for acquisitions of intangible assets of $5.0 million and higher capital expenditures of $2.6 million, partially offset by a decrease in customer fund assets of $4.1 million. In 2018, we acquired a customer list for $0.4 million and developed technology to facilitate cross-border transactions (e.g., tariffs and duties) for total consideration of $7.1 million, which include total cash payments of $4.6 million. Capital expenditures increased $2.6 million from the prior year due primarily to expansion and related tenant improvements for our Durham, North Carolina office.

Financing Activities

Our financing activities primarily include cash inflows and outflows from our Credit Facilities, issuance and repurchases of capital stock, changes in customer fund obligations, and cash flows related to stock option and stock warrant exercises. For the nine months ended September 30, 2018, our financing activities included proceeds from our June 2018 IPO.  For the nine months ended September 30, 2018, cash provided by financing activities was $149.8 million compared to cash provided by financing activities of $8.1 million for the nine months ended September 30, 2017. This increase in cash provided of $141.7 million was due primarily to cash received from our IPO net of underwriting discounts of $192.5 million, partially offset by the repayment of outstanding borrowings under our Credit Facilities of $63.0 million. Prior to repayment of our revolving credit line in June 2018 and our term loan in August 2018, we borrowed $23.0 million during the first half of 2018.

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

Contractual Obligations and Commitments

Other than the $33.0 million repayment of borrowings outstanding under our revolving credit facility and the $30.0 million repayment of our term loan, there were no material changes to our contractual obligations as of September 30, 2018 as compared to December 31, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the nine months ended September 30, 2018 or 2017.

Use of and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have disclosed non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow, which are non-GAAP financial measures. We have provided tabular reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure.

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

•	We define free cash flow as net cash (used in) provided by operating activities less cash used for the purchases of property and equipment.

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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$20,236	$14,659	$56,377	$42,589
Stock-based compensation expense	(508)	(277)	(1,181)	(740)
Amortization of acquired intangibles	(1,121)	(938)	(2,906)	(2,765)
Non-GAAP Cost of Revenue	$18,607	$13,444	$52,290	$39,084

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$49,291	$40,609	$138,236	$112,535
Stock-based compensation expense	508	277	1,181	740
Amortization of acquired intangibles	1,121	938	2,906	2,765
Non-GAAP Gross Profit	$50,920	$41,824	$142,323	$116,040

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	73%	71%	73%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%	0%
Amortization of acquired intangibles as a percentage of revenue	2%	2%	1%	2%
Non-GAAP Gross Margin	73%	76%	73%	75%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$13,285	$10,401	$38,332	$30,374
Stock-based compensation expense	(906)	(761)	(2,271)	(1,800)
Amortization of acquired intangibles	-	-	-	-
Non-GAAP Research and Development Expense	$12,379	$9,640	$36,061	$28,574

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$41,276	$33,151	$119,187	$96,642
Stock-based compensation expense	(1,589)	(985)	(3,674)	(2,755)
Amortization of acquired intangibles	(474)	(482)	(1,483)	(1,417)
Non-GAAP Sales and Marketing Expense	$39,213	$31,684	$114,030	$92,470

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$10,235	$8,092	$28,787	$26,189
Stock-based compensation expense	(1,334)	(1,159)	(4,285)	(3,701)
Amortization of acquired intangibles	-	(26)	(17)	(93)
Non-GAAP General and Administrative Expense	$8,901	$6,907	$24,485	$22,395

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(24,679)	$(11,828)	$(57,244)	$(41,463)
Stock-based compensation expense	4,337	3,182	11,411	8,996
Amortization of acquired intangibles	1,595	1,446	4,406	4,275
Goodwill impairment	9,174	-	9,174	-
Non-GAAP Operating Loss	$(9,573)	$(7,200)	$(32,253)	$(28,192)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(24,103)	$(10,265)	$(57,118)	$(41,712)
Stock-based compensation expense	4,337	3,182	11,411	8,996
Amortization of acquired intangibles	1,595	1,446	4,406	4,275
Goodwill impairment	9,174	-	9,174	-
Non-GAAP Net Loss	$(8,997)	$(5,637)	$(32,127)	$(28,441)

Free cash flow:
Net cash (used in) provided by operating activities	$1,178	$5,314	$(10,098)	$(1,565)
Purchases of property and equipment	(4,745)	(4,235)	(12,914)	(10,350)
Free cash flow	$(3,567)	$1,079	$(23,012)	$(11,915)

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus, except as described below.

Business Combinations, including Intangible Assets and Goodwill

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. We engage the assistance of third-party valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities. Under the current accounting guidance, we are allowed a one-year measurement period from the date of the acquisition to finalize our preliminary valuation of the tangible and intangibles assets and liabilities acquired and make necessary adjustments to goodwill.

Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist primarily of developed technology and customer relationships arising from business acquisitions. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the intangible asset over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value.

Our updated internal cash flow forecast for the Brazil reporting unit in the third quarter of 2018 indicated a potential impairment of the asset group. Prior to performing the goodwill impairment analysis described below, we tested the recoverability of the Brazil asset group. This analysis did not result in an impairment of the tangible or intangible assets of the Brazil asset group. Determining the recoverability of the asset group requires significant estimates and assumptions by management.

Goodwill.     Goodwill is assessed for impairment at the reporting unit level at least annually on October 31, or in the event of certain occurrences. We have three reporting units for purposes of analyzing goodwill, consisting of our U.S., European, and Brazilian operations. Our impairment assessment involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred.

In assessing goodwill for impairment, we first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The next step in our assessment is to perform a quantitative analysis, if necessary, which involves determining the fair value of the reporting unit. We estimate the fair value of the reporting unit using both an income approach and a market approach, which are Level 3 measurements under the fair value hierarchy. The income approach uses discounted future cash flows derived from current internal forecasts, which include assumptions for long-term growth rates and a residual value (the hypothetical terminal value) for the reporting unit. Cash flows are discounted using the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The market approach identifies similar publicly traded companies to the reporting unit and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting unit. The primary market multiple we compare to is revenue. The market approach also reflects a reasonable control premium to compute the fair value. These estimates involve inherent uncertainties and if different assumptions are used, the fair value of a reporting unit could be materially different from the amount we computed.

As of October 31, 2017, the fair value of both the U.S. and the European reporting units was substantially in excess of their carrying values. During the third quarter of 2018, we concluded a triggering event had occurred and, after comparing the fair value to the carry value, recorded a $9.2 million goodwill impairment for the Brazilian reporting unit.  The goodwill impairment charge is reflected in a separate account caption in the consolidated statements of operations.

We acquired the Brazilian reporting unit in September 2016. During 2017, the Brazilian reporting unit did not meet revenue or cash flow objectives due primarily to longer than expected integration efforts and a smaller proportion of recurring revenues than previously anticipated. As a result of updating our long-term cash flow forecast as part of our annual assessment in 2017, we recorded an $8.4 million goodwill impairment for our Brazilian reporting unit.  While our business strategy in Brazil remains unchanged, during the third quarter of 2018, we updated our long-term cash flow forecast for the reporting unit to reflect recent performance indicators that suggest it will take longer to execute our long-term strategies to achieve anticipated growth and cash flow objectives.  The updated long-term cash flow forecast indicates a longer time horizon to positive cash flow, compared to the last update in 2017.  Upon completion of the analysis, the fair value of the Brazilian reporting units was substantially less than the carrying value.  As a result, management concluded that a $9.2 million impairment adjustment was required.  As of September 30, 2018, we have no remaining goodwill associated with the Brazilian reporting unit.

Our updated internal cash flow forecast prepared in the third quarter of 2018 deferred the timing of future revenue and cash flows compared to our previous expectations. In addition to delaying positive cash flows, we also updated our internal forecast to reflect lower assumed future revenue growth rates compared to previous expectations based primarily on recent operating results. Some of the significant estimates and assumptions used in the income approach included using a discount rate of 30% and a hypothetical terminal value of 2.75 times revenue. We concluded it was not appropriate to use a market valuation approach due primarily to a lack of publicly traded companies in similar businesses.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $138.1 million and $14.1 million as of September 30, 2018 and December 31, 2017, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We are exposed to risk related to changes in interest rates. Borrowings under the Credit Facilities bear interest at rates that are variable. Increases in the prime rate would increase the interest rate on these borrowings.  Decreases in the prime rate would decrease the interest rate on these borrowings only to the extent that the prime rate does not decrease below 4.25%.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2018 and 2017, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the nine months ended September 30, 2018 and 2017, approximately 6% of our revenues were generated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first nine months of 2018. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2018.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings arising in the ordinary course of business.  In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid. We also have moved to transfer the matter to the United States District Court located in Seattle, Washington. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see below in this report under “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.”

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

We have incurred significant operating losses since our inception, including net losses of $77.8 million, $57.9 million, $64.1 million, and $57.1 million in 2015, 2016, 2017, and the nine months ended September 30, 2018. We had an accumulated deficit of $469.2 million as of September 30, 2018. Because the market for our solutions is not fully developed and is rapidly evolving, it is difficult for us to predict our results of operations. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, general macroeconomic conditions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems, regulatory or legislative changes, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

As we seek to add different types of partners to our partner ecosystem, including integration partners, referral partners, Avalara Included Partners (who purchase our solutions to distribute to their customers), and professional service partners, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, and continuing to work with us as their own products evolve. Identifying, negotiating, and documenting relationships with additional partners requires significant resources. In addition, integrating third-party technology can be complex, costly, and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

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

We have acquired a significant number of businesses, products, content (such as tax rate information), and technologies over the past several years, and we may acquire or invest in other businesses, products, content, or technologies in the future. Since 2014, we have acquired our fuel excise tax, lodging tax, communications tax, portions of our European VAT and Brazil tax compliance, and cross-border transaction solutions. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours, which may take time. Some of the challenges to successful integration of our acquisitions include:

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

A number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf or to provide the jurisdiction with information enabling it to more easily collect use tax. On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc., upholding South Dakota’s economic nexus law, which requires certain out-of-state retailers to collect and remit sales taxes on sales into South Dakota. Following the Supreme Court’s decision, certain states with pre-existing economic nexus provisions announced that they would begin enforcing these provisions on out-of-state retailers and additional states have proceeded with similar efforts. There also has been consideration of federal legislation related to taxation of interstate sales, which, if enacted into law, would place guidelines or restrictions on states’ authority to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. Similar issues exist outside of the United States, where the application of value-added taxes or other indirect taxes on online retailers is uncertain and evolving. The effect of changes in tax laws and regulations is uncertain and dependent on a number of factors. Depending on the content of any sales tax legislation, the role of third-party compliance vendors may change, we may need to invest substantial amounts to modify our solutions or our business model, we could see a decrease in demand, we could see new competitors enter the market, or we could be negatively impacted by such legislation in a way not yet known.

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

We rely on data centers and other technologies and services provided by third parties in order to operate our business. We operate both physical data centers supported by Equinix and cloud data centers supported by Amazon Web Services and Microsoft Azure. If any of these services becomes unavailable or otherwise is unable to serve our requirements, there could be a failover recovery latency.

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

We perform a number of critical business functions for our customers, including remittance of the taxes our customers owe to taxing authorities. Our electronic payment of customers’ taxes may be subject to federal or state laws or regulations relating to money transmission. The federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination, and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various states. However, if federal or state regulators were to apply these laws and regulations to this business activity, whether through expansion of enforcement activities, new interpretations of the scope of certain of these laws or regulations or of available exemptions, or otherwise, or if our activities are held by a court to be covered by such laws or regulations, we could be required to expend time, money, and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct business to achieve compliance or minimize regulation. Application of these laws to our business could also make it more difficult or costly for us to maintain our banking relationships. Financial institutions may also be unwilling to provide banking services to us due to concerns about the large dollar volume moving into and out of our accounts on behalf of our customers in the ordinary course of our business. As we continue to expand the solutions we offer and the jurisdictions in which we offer them, we could become subject to other licensing, examination, or regulatory requirements relating to financial services.

Determining the transaction taxes owed by our customers involves providing our platform with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Numerous federal, state, and local laws and regulations govern the collection, dissemination, use, and safeguarding of certain personal information. Additional laws and regulations have been proposed or enacted that would impose new requirements with respect to personal information. For example, the recently-enacted California Consumer Privacy Act, which will become effective on January 1, 2020, will impose restrictions on companies’ use of personal data. Although most of the data that is provided to our services by our customers cannot be used to identify individual consumers, we may be subject to these laws in certain circumstances. Most states have also adopted data security breach laws that require notice be given to affected consumers in the event of a security breach. In the event of a security breach, our compliance with these laws may subject us to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. A failure on our part to safeguard consumer data adequately or to destroy data securely may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal or state data security or unfair practices or consumer protection laws. If federal or state regulators were to expand their enforcement activities, or change their interpretation of the applicability of these laws, or if new laws regarding privacy and protection of consumer data were to be adopted, the burdens and costs of complying with them could increase significantly, harming our results of operations and possibly the manner in which we conduct our business.

As our business increasingly involves dealings with foreign customers or compliance with foreign tax regimes, we may also become subject to similar data security and privacy protection requirements in foreign jurisdictions. For example, the European Union adopted a General Data Protection Regulation (GDPR), which became effective on May 25, 2018. This regulation requires certain operational changes for companies that receive or process personal data of residents of the EU and includes significant penalties for non-compliance. Moreover, on August 14, 2018, Brazilian President Michel Temer signed into law the new General Data Privacy Law, which imposes detailed rules for the collection, use, processing and storage of personal data in Brazil. In addition, on July 27, 2018, a committee formed by the Indian government issued a report and draft data protection bill that has been submitted for consideration to the Ministry of Electronics and Information Technology. Other governmental authorities around the world are considering implementing similar types of legislative and regulatory proposals concerning data protection. We may incur significant costs to comply with these mandatory privacy and security standards.

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

We maintain a loan and security agreement with Silicon Valley Bank and Ally Bank, or the Lenders. The credit arrangements included a senior secured $30.0 million term loan facility and a $50.0 million revolving credit facility or, collectively, the Credit Facilities. In June 2018, we paid all borrowings outstanding under the revolving credit facility and in August 2018 we repaid all amounts outstanding under the term loan facility.

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

If we borrow additional amounts under the revolving credit facility, our ability to meet our debt obligations under the Credit Facilities and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors, many of which we are unable to control. If our business does not perform as expected, or if we generate less than anticipated revenue or encounter significant unexpected costs, we may default under the Credit Facilities, which could require us to repay outstanding obligations, terminate the Credit Facilities, suffer cross-defaults in other contractual obligations, or pay significant damages. For example, for a period in early 2017, we were not in compliance with the minimum net billing covenant under the Credit Facilities and, as a result, we entered into amendments to the Credit Facilities to modify this covenant. If we are unable to satisfy our debt covenants in the future, or otherwise default under the Credit Facilities, our operations may be interrupted, and our ability to fund our operations or obligations, as well as our business, financial results, and financial condition, could suffer.

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

Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.

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

In addition, third parties have claimed, and may in the future claim, infringement by us with respect to current or future solutions or other intellectual property rights. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent litigation. The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any existing or future claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our strategies, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims, and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages, or enter into short- or long-term royalty or licensing agreements. Any adverse determination related to any existing or future intellectual property claims or other litigation could prevent us from offering our solutions to others, could be material to our financial condition or cash flows, or both, or could otherwise harm our results of operations.

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

We use open source software in our platform and solutions, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. If applicable, such licenses could require us to release our proprietary source code, pay damages, re-engineer our applications, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to re-engineer our platform or solutions or incur additional costs.

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

All of our executive officers and directors, and the holders of substantially all of our capital stock, are subject to lock-up agreements or other contractual limitations that restrict their ability to transfer shares of our capital stock for 180 days from June 14, 2018, the date of our IPO. Subject to certain exceptions, the lock-up agreements or other contractual limitations limit the number of shares of capital stock that may be sold. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our shareholders who are subject to these lock-up agreements or other contractual limitations to sell shares prior to the expiration of the lock-up agreements or other contractual limitations.

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

We may take advantage of these reduced requirements until we are no longer an “emerging growth company,” which will occur upon the earlier of (1) December 31, 2023 (the last day of the fiscal year following the fifth anniversary of the IPO), (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources, and such costs and demands may increase further after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we timely file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act also requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight will be required to improve and maintain our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we already have hired additional employees to comply with these requirements, we may need to hire more employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

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

Being a public company also has made it more expensive for us to obtain and maintain director and officer liability insurance, and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our Audit Committee and our Compensation and Leadership Development Committee.

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

We identified a significant deficiency in our internal controls over financial reporting as of December 31, 2017, which has not been remediated. The significant deficiency resulted from not having sufficient general information technology controls responsive to risk in the information technology environment. We are currently implementing our remediation plan for this significant deficiency. We previously identified a material weakness in our internal controls over financial reporting as of December 31, 2016, which has been remediated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 14, 2018, the SEC declared effective the Registration Statement on Form S-1 (File No. 333- 224850) for our IPO. Using a portion of the proceeds from the IPO, on August 15, 2018, we repaid all amounts outstanding under our term loan facility. Apart from the repayment of our term loan facility, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

10.1+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

10.2*	Fifth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated September 26, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: November 8, 2018	By:	/s/ William D. Ingram
William D. Ingram
Chief Financial Officer and Treasurer (Principal Financial Officer)