Form 10-K
period 2018-12-31
AVALARA, INC.
filed 2019-02-28
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number 001-38525

AVALARA, INC.

(Exact name of Registrant as specified in its Charter)

Washington	91-1995935
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
255 South King Street, Suite 1800 Seattle, WA 98104
(Address of principal executive offices and zip code)

(206) 826-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $0.0001 Per Share	Name of each exchange on which is registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 29, 2018, was $1,760 million.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 69,470,575.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained herein, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. We have based these forward-looking statements largely on our current plans, expectations, and projections about future events and financial trends that we believe may affect our results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management. Our actual future results may be materially different from what we expect. Forward-looking statements are based on information available to our management as of the date of this report and our management’s good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
•	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
•	the timing of our introduction of new solutions or updates to existing solutions;
•	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
•	our ability to maintain and expand our strategic relationships with third parties;
•	our ability to deliver our solutions to customers without disruption or delay;
•	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
•	our ability to expand our international reach; and
•	other factors discussed in other sections, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Further, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this report speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1. Business.

Overview

Avalara’s motto is “Tax compliance done right.” The rise of digital commerce and international trade, coupled with constantly shifting taxation and reporting obligations imposed by the global patchwork of local, regional, state, and national taxing authorities, has created a tremendously complex and onerous compliance burden for businesses of all sizes. Avalara’s mission is to provide solutions for this challenge, allowing companies to focus on their core operations. We provide a leading suite of cloud-based solutions designed to improve accuracy and efficiency by automating the processes of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. Our vision is to be part of every transaction in the world.

Thousands of local, regional, state, and national taxing authorities in the United States and internationally impose a variety of transaction taxes that businesses operating in those jurisdictions collect from customers. Businesses must comply with these transaction tax obligations, which require determination, collection, and remittance of taxes, as well as maintaining records of registrations, taxes collected, tax exemption certificates, and other compliance documents. Transaction tax rules and regulations change frequently and are neither intuitive nor consistent across taxing jurisdictions, of which there are more than 12,000 sales and use tax jurisdictions in the United States alone, creating a massively complex compliance challenge. Determining the tax due on a particular sale depends not only on the precise geographic location of the transaction within the relevant taxing jurisdictions and the classification of the product or service in one of thousands of categories, it can also vary because of temporary tax incentives that change the tax rate for specific products, time periods, and transaction thresholds. Further complications arise from the thousands of rule changes enacted every year as taxing authorities amend their tax rates and taxability rules, modify jurisdictional boundaries, and implement other regulatory changes.

In addition to being complex, transaction tax determinations often must be performed and communicated to various invoice-generating systems in real time, at the time of the transaction. Compliance is even more burdensome for businesses required to collect tax on numerous products or services in multiple jurisdictions, which is increasingly common with the rise of ecommerce, globalization, and omnichannel retailing.

Today, many businesses attempt to handle transaction tax compliance processes manually, often through the use of static tax tables in spreadsheet software and reliance on internal staff to track relevant transaction tax requirements and changes. Businesses relying on manual processes for transaction tax compliance risk miscalculations and incorrect collections, which can result in customer dissatisfaction and financial penalties. Many businesses conduct transactions using business applications such as accounting, enterprise resource planning (ERP), ecommerce, point of sale (POS), recurring billing, and customer relationship management (CRM) systems. Although these systems may include rudimentary tax calculation capabilities, they are not sufficiently robust or current to provide accurate tax determinations for many businesses.

The Avalara Compliance Cloud combines an advanced database of broad, deep, and up-to-date tax content with technology for executing compliance processes, including tax determination, tax document management, and returns preparation and filing. Our platform powers a suite of solutions that enable businesses to address the complexity of transaction tax compliance, process transactions in real time, produce detailed records of transaction tax determinations, and reduce errors, audit exposure, and total transaction tax compliance costs. Businesses that use our solutions can allocate fewer personnel to manage transaction tax compliance and focus their efforts on core business operations.

The Avalara Compliance Cloud is designed to integrate seamlessly with our customers’ business applications and be easy to administer and maintain. As transactions are executed in our customers’ business applications, the Avalara Compliance Cloud performs a series of operations to deliver tax compliance functionality in real time. We enable this through our more than 700 pre-built integrations that are designed to link the Avalara Compliance Cloud to business applications used for accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These integrations typically require little customer configuration or ongoing oversight. Our cloud architecture ensures that our tax content updates are immediately and automatically applied to our customers’ transactions. Our powerful and intuitive web-based console simplifies configuration and unifies administration, reporting, and returns processing across a customer’s multiple business applications.

As a result of our competitive strengths, our platform becomes deeply embedded in our customers’ business processes and systems, providing them with an automated solution central to their ability to transact. Our strategic position drives long-term customer relationships, as evidenced by our net revenue retention rate, which was 107% on average for the four quarters ended December 31, 2018.

Businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies, use our solutions. Mid-market customers, with 20 to 500 employees, have been and remain our primary target market segment for marketing and selling our solutions. Our diverse customer base included approximately 9,070 core customers as of December 31, 2018.

A summary of our core customers and net revenue retention rate is as follow:

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Number of core customers (as of end of period)	9,070	8,490	8,080	7,760	7,490	7,250	6,970	6,650
Net revenue retention rate	108%	105%	108%	109%	105%	107%	106%	109%

For additional information regarding these metrics, see section title “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

In 2018, our core customers represented more than 85% of our total revenue. As the offerings on our platform have expanded, so too has our addressable customer base. Our number of core customers represents less than half of our total number of customers and does not include a substantial number of customers of various sizes who do not meet the revenue threshold to be considered a core customer. Many of these customers are in the small business and self-serve segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers. While most of our revenue is currently generated by customers located in the United States, we support transaction tax compliance in Europe, South America, and Asia, and we are continuing to expand our international presence.

We sell our solutions primarily on a subscription basis. We target most prospects via cost-effective digital marketing strategies and qualify them using predictive analytics. The majority of our sales, to new and existing customers, are direct and conducted via telephone, requiring minimal in-person interaction. In some cases, particularly for customers with larger and more complex needs, we conduct in-person sales. Our sales force also manages a network of business application providers and other customer referral sources that provide us with qualified leads and, in some cases, purchase functionality from us for use by their customers. Our small business customers can subscribe to our solutions via an automated, self-service ordering process.

We have acquired and integrated multiple businesses, primarily to augment the tax content of the Avalara Compliance Cloud, serve the needs of businesses in different geographies or industries, or improve our ability to serve all aspects of transaction tax compliance. Substantial portions of our business, including our tax return preparation and filing and our compliance document management solutions, are based on acquired content and technology. Since 2014 we have acquired fuel excise tax, lodging tax, communications tax, portions of European VAT, and Brazilian tax solutions. In 2018, we acquired technology assets to facilitate cross-border transactions (e.g. tariffs and duties).  We intend to continue pursuing opportunities to broaden our suite of solutions and international presence, and integrating new content and solutions. In January 2019, we acquired the operating assets of Compli, Inc., a provider of compliance services and technology to producers, distributors, and importers of alcoholic beverages in the United States. In February 2019, we acquired intellectual property and other assets of Indix Corporation, an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. Except where specifically indicated below, this Annual Report on Form 10-K does not include the results of Compli or Indix.

We generated revenue of $272.1 million, $213.2 million, and $167.4 million in 2018, 2017, and 2016, respectively. We had net losses of $75.6 million, $64.1 million, and $57.9 million in 2018, 2017, and 2016, respectively, primarily due to our investments in growth. We operate our business as one operating segment.

Industry and Competition

Transaction taxes are ubiquitous and complex, and compliance is increasingly difficult for businesses of all sizes. Businesses, regardless of size, industry, or location, are subject to transaction tax compliance requirements. These requirements are burdensome even for a business transacting only in a single location and become exponentially more complex for companies doing business in multiple taxing jurisdictions and offering numerous products and services that are each taxed in different ways.

The responsibility for accurately determining and collecting sales tax generally falls on the seller, which must go through a series of steps to determine the tax due for each transaction. These steps involve complexities that are often prone to error and difficult to manage when conducted manually. Varying dynamics in local, regional, state, and national legislative processes in the United States and internationally have resulted in a patchwork of transaction tax rules that are not intuitive, often confusing, and inconsistent across jurisdictions. Further complications arise from the thousands of changes enacted every year as taxing authorities amend their tax rates and taxability rules, modify taxing jurisdictions, and implement other regulatory changes.

Due to the importance of tax revenue, taxing authorities conduct transaction tax audits to verify accurate and timely collection and payment. These audits can be time consuming and distracting to a business, and can cost hundreds of thousands, or even millions, of dollars, including internal and external audit management costs, as well as payment of uncollected taxes, penalties, and interest.

Commerce across multiple jurisdictions increases the burden of transaction tax compliance. Conducting commerce across multiple jurisdictions involves a complex set of location-by-location, region-by-region, state-by-state, country-by-country, and product-by-product application of tax laws. Ecommerce, globalization, and omnichannel retailing have facilitated cross-jurisdiction transactions for businesses of all sizes, increasing their transaction tax compliance burden and risk, and the need for an automated compliance solution.

Many businesses currently attempt to handle transaction tax compliance processes manually, risking miscalculations and incorrect collections, which can result in customer dissatisfaction and/or financial penalties. Some businesses supplement their internal manual efforts with costly outsourced professional service firms to perform tax compliance functions. Many businesses conduct transactions using business applications such as accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These systems sometimes include rudimentary tax calculation capabilities, but they are usually not sufficiently robust or current to provide accurate tax determinations. Businesses may also rely on tax-specific software products from providers other than Avalara, but these often offer limited pre-built integrations with critical business applications, can require ongoing updates, are deployed on-premises, or have a high cost of ownership.

The industry that provides support for transaction tax compliance is highly competitive and fragmented. Businesses employ a mix of approaches to address transaction tax compliance, including:

•

people-intensive, do-it-yourself approaches that rely on transaction-specific research, manual determination, static tax tables, spreadsheet software, or rate calculator services, as well as manual filing and remittance activities;

•	outsourced transaction tax compliance services offered by accounting and specialized consulting firms; and
•	tax-specific solutions from other vendors, including CCH Incorporated (a subsidiary of Wolters Kluwer NV), ONESOURCE Indirect Tax (a division of Thomson Reuters), Sovos, and Vertex, Inc.

We believe customers consider the following factors when selecting a transaction tax compliance solution:

•	ability to improve overall transaction tax compliance;
•	ability to deliver real time tax determinations;
•	ease of deployment and use;

•	ease of integration with the customer’s business applications;
•	ability to address multiple transaction tax compliance functions, from initial taxability and tax rate determination through remittance of funds;
•	total cost of ownership; and
•	tax content applicable to the customer’s business.

We believe our cloud-based solutions compare favorably across these factors, but different customers will weigh each of these factors in different ways, and we may not be competitive for some customers, depending on specific customer needs. For example, our longer established competitors may have better name recognition or more established relationships. Some customers may have less complex tax determination and compliance needs or require transaction tax types for which we do not currently have extensive content. We are aware of these competitive factors, and we will continue to consider and develop functionalities, service offerings, pricing structures, and additional content to further strengthen our competitive position.

Avalara Compliance Cloud

The Avalara Compliance Cloud enables customers to address the complexity of transaction tax compliance, process transactions in real time, produce detailed records of transaction tax determinations, and reduce errors, audit exposure, and total transaction tax compliance costs. Key strengths of our Avalara Compliance Cloud include:

•

Comprehensive compliance with a broad array of transaction tax obligations.    Our platform powers a suite of compliance solutions for a wide and growing range of transaction taxes, such as sales and use tax, VAT, fuel excise tax, lodging tax, and communications tax. Our platform handles transaction tax determination; tax return preparation, filing, and remittance; tax records maintenance; and exemption certificate and other compliance document storage and management.

•

Real time tax determination.    As transactions are executed in our customers’ business applications, the Avalara Compliance Cloud performs a series of functions to deliver tax determinations in real time. Our engine validates physical transaction addresses, uses geolocation technology to determine applicable tax jurisdictions, checks taxability against our extensive tax rules and regulations database, identifies applicable tax rates, and identifies applicable tax exemptions and holidays to determine the applicable transaction tax.

•

Easy to implement.    Our cloud-based solutions are designed to be easy to implement and deploy and can often be configured and operational in a matter of hours. To ease implementation, we have invested in developing and maintaining more than 700 pre-built integrations that are designed to connect our solutions to a broad range of leading business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. Our integrations enable rapid deployment and are designed to seamlessly embed into our customers’ business applications, reducing the need for costly custom implementations.

•

Easy to use.    Our cloud-based solutions minimize day-to-day operating and maintenance tasks for our customers because tax determinations occur in real time within their business applications. Furthermore, our cloud architecture ensures that our tax content updates are immediately and automatically applied to our customers’ transactions. Our solutions are managed via a powerful and intuitive web-based console that simplifies configuration and unifies administration, reporting, and returns processing across a customer’s multiple business applications.

•

Lower total cost of ownership.    Compared to on-premises products, our comprehensive, integrated suite of automated, cloud-based compliance solutions require substantially less upfront deployment effort, hardware purchases, and ongoing maintenance and support costs. Our solutions reduce our customers’ need for manual research and the related higher personnel costs, and eliminate the need for a patchwork of disparate products and services for separate transaction tax compliance functions.

Products and Solutions

We offer a comprehensive suite of solutions for transaction tax compliance. These solutions can be purchased individually or as an integrated transaction tax compliance solution.

•

AvaTax for Tax Determination.    We entered the tax compliance industry in 2004 with AvaTax, a unique and disruptive solution for determining sales tax in the United States. Since then, we have added determination for multiple additional tax types to effectively address additional industries and geographies, and we can now determine sales and use tax, VAT, fuel excise tax, lodging tax, and communications tax. With the addition of the VAT determination capability, we can manage our customers’ transaction tax determination needs both in the United States and internationally. To further accommodate our customers’ international needs, this solution also includes an add-on option for tariff and duty rate determinations for cross-border transactions. AvaTax is generally sold on an annual subscription basis. The AvaTax determination solutions can integrate with the Avalara Returns and Compliance Document Management solutions discussed below for a seamless end-to-end transaction tax compliance solution.

•

Avalara Returns for Tax Return Preparation, Filing, and Remittance.    In addition to correctly determining the amount of tax, businesses face the burden of filing jurisdiction-specific tax return forms that detail the transactions, and remitting collected taxes on a timely basis to the appropriate taxing authorities. Our returns solutions are either integrated and embedded inside AvaTax, offered on a standalone managed basis, or accessed online via a self-serve web tool. Avalara Returns is generally sold on an annual subscription basis. Customers can also purchase Avalara Returns on a per filing basis.

Integrated Solutions.    We offer our tax return preparation, filing, and remittance solutions as an add-on to AvaTax. These combined solutions automate and streamline the process of transaction tax return preparation, filing, and remittance. These solutions are fully integrated with AvaTax determination and leverage stored transaction data to populate tax return forms that we provide to the customer to file or that we file on their behalf. For some of our returns types, we also offer to execute the remittance of tax collections to the taxing authorities.

Standalone Managed Solutions.    We also offer our returns preparation, filing, and remittance solutions on a standalone basis for customers who use other tax decision processes but entrust the return preparation, filing, and remittance process to us. We work with customers to ensure that determination data is properly formatted and entered into our returns engine, which then populates the appropriate tax return forms. As with our integrated solution, the tax return forms are either provided to the customer to file or can be filed by us on their behalf. Although we provide this solution to numerous U.S. customers, it is one of the primary offerings in our European VAT business. While the VAT regime in Europe reduces the complexity of tax determination, businesses in Europe continue to face significant challenges in registering to collect VAT, preparing returns, filing returns, and remitting payments because each country has its own specific rules and regulations governing these processes. Our European returns preparation and filing solution helps customers manage these challenges in an efficient and cost-effective manner.

Self-Serve Solutions.    We offer two self-serve solutions for customers who have less complex filing requirements. TrustFile is a standalone self-serve web solution that customers use to populate sales and use tax return forms. Customers upload their tax collection data via a web interface, which our solution then formats for the appropriate tax returns. We then can either provide the customer with a signature-ready return form or automatically complete the entire submission and payment process for them. Our MyLodgeTax solution prepares and files returns on a self-serve basis for our lodging tax customers. MyLodgeTax is a web-based solution into which customers upload transaction data, and that data is then formatted onto the appropriate tax return forms for filing.

•

Avalara Compliance Document Management.    Businesses of all sizes face myriad requirements for the collection, storage, and management of numerous official forms, including tax exemption certificates, W-8 forms, W-9 forms, and licenses and registrations. We provide compliance document management solutions that are either integrated into AvaTax or that function as a standalone solution. Our most significant compliance document solution offering is CertCapture, which creates, validates, stores, and manages sales tax exemption and reseller certificates. This solution makes tax documents available for easy retrieval and helps our customers validate them and keep them up to date. Sellers collect tax exemption certificates (both paper and electronic) to demonstrate that purchasers are exempt from sales tax. Our solution helps our customers limit audit exposure by establishing an audit trail for tax exempt transactions.

•

Professional Services.    A small percentage of our revenue is derived from a broad range of specialized tax compliance services that we deliver on a standalone basis or in conjunction with the sale or implementation of our automated determination, returns, or document management solutions. These services include such projects as nexus studies and analysis, voluntary compliance initiatives, complex tax registrations, and specialized tax research.

•	Additional Solutions.

MatrixMaster is our large-scale product taxability database for retail operations. MatrixMaster enables businesses that identify products with universal product codes (UPCs) to calculate taxability at the point of sale.

Avalara CloudConnect is a hardware device that we offer to a small number of U.S. customers who have specifically requested an on-premises solution. Avalara CloudConnect is linked to our core AvaTax solution and kept up to date via that connection. It processes and stores transactions on-site for regularly scheduled uploads to AvaTax. This configuration enables Avalara CloudConnect to process tax determinations at all times, even in the event of service downtime or communication network slowdowns or outages.

Avalara Licensing is a recently-launched service through which U.S. customers can obtain business licenses and sales tax registrations using our online platform.

VAT Expert is a web-based solution that checks the validity of customer and supplier VAT numbers and provides VAT determinations in the form of invoices that comply with relevant return forms across the European market.

Brazilian tax compliance solutions were added to our suite of solutions through technology, content, and personnel acquisitions. Our Brazilian tax compliance suite includes a variety of highly specialized solutions that address the Brazilian transaction tax regimes. These solutions include electronic compliance report validation, electronic invoice authentication and preparation, tax determination, and returns preparation.

Competitive Strengths

Our key competitive strengths include:

Powerful technology.    Our proprietary platform powers a comprehensive and integrated set of transaction tax compliance solutions that enable our customers to automate and accurately manage their transaction tax compliance processes. Our platform combines an extensive proprietary database containing tax jurisdiction boundaries, tax rates, product- and date-specific taxability rules, and return preparation and filing requirements, with advanced algorithms for precise real time address validation via geolocation technology, application of taxability rules, tax determination, tax return preparation and filing, tax remittance, and tax forms and records management. Our platform processes billions of tax determinations per year, with the speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers.

Extensive integrations.    We have invested in developing and maintaining more than 700 pre-built integrations that are designed to embed our solutions seamlessly into leading business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. We believe that maintaining pre-built integrations with a broad range of business applications provides a competitive advantage, to which we refer as a moat, as these integrations dramatically reduce implementation time, effort, and cost; enable our solutions to function seamlessly with the core applications our customers use to process and manage their transactions; and allow customers to easily and efficiently manage tax compliance across multiple business applications. We offer far more pre-built integrations with these applications than other tax software providers and we plan to continue adding more. We have pre-built integrations with leading business application providers such as Magento, QuickBooks, Microsoft, NetSuite, Sage, 3dcart, Salesforce Commerce Cloud, and Epicor, that customers can use to connect our solutions with their applications. In addition, we have relationships with some application providers, including BigCommerce, Shopify, and others, that include our pre-built integrations in their platforms, allowing customers to easily choose our solutions to automate transaction tax determinations.

Extensive content.    We have amassed, expanded, and integrated an extensive database of statutory tax content, including product classifications and taxability rules, exemption conditions, tax holidays, jurisdiction boundaries, tax rates, thresholds, registration, and return preparation and filing requirements, as well as millions of UPCs, linked to taxability rules. We employ a large group of tax research analysts who continually update this library, which is processed by our determination engine and delivered to our customers via our cloud connection. In addition to internal development, we have acquired multiple transaction tax related businesses and acquired or licensed databases containing deep stores of knowledge to augment the tax content that supports the Avalara Compliance Cloud. We also have built and maintain a library of thousands of local, regional, state, and national tax return forms, tax exemption certificate forms, VAT invoice templates, and other compliance documents. Our extensive tax content and forms databases have enabled us to serve the compliance needs of an ever-expanding list of businesses in different geographies and industries such as fuels, communications, and lodging.

Comprehensive, easy-to-use, scalable solutions.    We provide solutions to a full range of transaction tax compliance burdens. Our solutions can be configured and managed using our intuitive administrative consoles, which we regard as a significant differentiator from other transaction tax services because they facilitate fast and easy company-specific configuration, detailed transaction analysis, and access to detailed reports, worksheets, calendars, and other management functions. The consoles also provide a single point of management for various compliance solutions, scale as a customer’s needs grow or change, and automatically aggregate transactions from multiple business applications. We believe our comprehensive solutions enable us to provide added value to our customers, increase their loyalty and satisfaction, and raise their potential long-term value to us.

Broad ecosystem.    We have strategically built a broad range of relationships with our network of business application publishers and their reseller channels, integration developers, implementation specialists, and accounting and financial advisors. These relationships provide us with an effective distribution channel, the majority of our pre-built integrations, a source of referral business, occasions for cross-selling, new opportunities for compliance automation, and early access to developing technologies.

As a result of our competitive strengths, our platform becomes deeply embedded in our customers’ business processes and systems, providing them with an automated solution central to their ability to transact. Our strategic position drives long-term customer relationships, as evidenced by our net revenue retention rate, which was 107% on average for the four quarters ended December 31, 2018.

Growth Strategies

We plan to continue investing to provide our customers with best-in-class solutions and to expand our market opportunity. Our primary growth strategies include:

•

Broaden our base of customers.    We believe that the market for comprehensive, automated transaction tax compliance solutions is large and underserved, and therefore we can significantly increase our customer base. In addition, as businesses expand their product and jurisdictional footprints, we believe the need for cost-effective transaction tax compliance solutions increases. We will continue to invest in our sales and marketing efforts, both domestically and internationally, and intend to expand into new markets to grow our customer base.

•

Grow revenue from our existing customers.    Many of our customers begin with a single solution, such as our AvaTax determination solution. This initial entry point establishes Avalara as a trusted part of a customer’s financial system, and as a customer’s sales increase and the number of transactions processed grows, our volume-based subscription model generates more revenue. The initial entry point also provides us with significant cross-sell opportunities, including tax return preparation and filing, tax remittance, and tax exemption certificate and other compliance documents management. These solutions work together to provide customers with a comprehensive automated solution for all of their transaction tax compliance needs.

•

Expand our partner ecosystem.    We have an extensive network of business application providers and other customer referral sources that provides us with qualified leads and new customer opportunities. In some cases, providers purchase functionality from us for use by their customers. We intend to continue to expand our partner ecosystem by actively seeking new relationships that offer exposure to potential customers and integrations with more business applications.

•

Expand international reach.    We believe that we have a significant opportunity to expand our suite of solutions for use outside of the United States. Of our 13 worldwide offices, five are located outside the United States and we support transaction tax compliance in Europe, South America, and Asia. We plan to continue investing in these geographies, while also expanding our solutions and growing our sales force to expand into new regions.

•

Broaden our content and suite of solutions.    We devote substantial resources to continuously improve the Avalara Compliance Cloud, add innovative new features and functionalities, add content, build technology to support new content types, and improve the user experience for our solutions. We intend to continue to make significant investments to acquire accurate, relevant content and expertise to best serve the transaction tax compliance needs of our customers. For example, we acquired fuel and alcohol excise tax, lodging tax, communications tax, portions of European VAT, and Brazilian tax solutions. These acquisitions accelerate the expansion of our tax content, solutions, customer base, cross-selling opportunities, and geographic reach. We intend to continue pursuing opportunities to acquire businesses and technologies that accomplish our strategic objectives.

Customers

Our customers include businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies.

The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of December 31, 2018, 2017, and 2016, we had approximately 9,070, 7,490, and 6,250 core customers, respectively, representing less than half of our total number of customers. In 2018, our core customers represented more than 85% of our total revenue.

We define a core customer as:

•

a unique account identifier in our billing system (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

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

No single customer, including considering on an aggregate basis those customers that we know are under common control or are affiliates, represented more than 10% of our total revenue in 2018, 2017, or 2016.

Sales and Marketing

We sell our solutions primarily on a subscription basis. Most of our customers purchase pre-built or custom integrations into their business applications and choose from various subscription plans that are priced according to the volume of transactions, tax returns, or tax documents they require. Our solutions are capable of addressing the transaction tax compliance needs of businesses of all sizes, from the smallest sole proprietors to Fortune 100 enterprises. While the mid-market has been and remains our primary target market segment for marketing and selling our solutions, we also maintain distinct teams and processes for pursuing enterprise and small businesses.

While we generally identify and engage directly with our customer prospects, we leverage the sales and referral resources of a broad ecosystem of partners across all market segments. These partners include our network of business application publishers, integration developers, technology developers and implementation specialists, and value-added resellers. This network provides us with pre-sold customers as well as qualified leads through a variety of incentive programs. In some cases, providers purchase functionality from us for use by their customers. Additionally, we actively conduct programs to engage with state regulators, tax and accounting firms, payroll vendors, and financial services providers.

The majority of our mid-market sales are conducted via telephone, requiring few to no in-person interactions with customer prospects. We target prospects via an array of marketing automation strategies and tactics, including paid and unpaid digital advertising, content marketing, prospect database nurturing, and other automated outbound marketing activities.

We also maintain a specialized sales force that sells into the enterprise market predominantly via telephone, but in some cases through in-person sales. These prospects have historically been concentrated in our fuel excise and compliance document management businesses, but we believe we have a significant and growing opportunity to sell our sales tax, use tax, and VAT determination and returns solutions into this market.

In addition to reaching highly targeted enterprise and mid-market prospects, our marketing investments and activities generate interest from large numbers of small businesses that also are burdened by transaction tax compliance requirements. Small business customers can purchase and configure smaller plans at lower price points through our self-service online marketplace without the involvement of our primary selling or customer onboarding teams. Additionally, we have established relationships with certain business application providers that target small businesses that have purchased our functionality for use by their customers and embedded our solutions into their offering. We believe serving small businesses is important because it establishes a customer relationship that may become more valuable to us over time as the customer grows or more fully embraces an automated compliance solution and provides a potential barrier to entry from competitors that may seek to build market share by targeting the small business segment.

Partners

Expanding and maintaining our partner ecosystem has been an essential part of our growth. Enabling easy, quick, and low-cost integration into customers’ business applications, gathering high-quality new customer leads, and participating with professional service providers to help manage transaction tax compliance are all important to our continued success, and we work hard to maintain and grow an ecosystem that we believe is unmatched in the industry.

Our partner ecosystem consists of different types of partners that provide us access to their customers and clients:

Integration Partners.    Our integration partners build integrations for business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These integrations are designed to link the Avalara Compliance Cloud to business applications and share data relevant to transaction tax determination and compliance. Some of our integration partners are the actual publishers of the business applications, who work with us to provide transaction tax functionality to their customers through those business applications. Other integration partners are independent software developers or resellers who we engage to build and maintain the integrations. In either case, the integration partners are paid a commission based on a percentage of the sales of our solutions that use the integration. In general, integration partners are paid a higher commission for the initial sale to a new customer and lower recurring commissions for renewal subscription terms. We currently have over 700 pre-built integrations.

Referral Partners.    Our referral partners refer new customers to us, and receive a commission based on a percentage of the first-year sales of our solutions to those new customers. Many referral partners are software resellers or other participants in the marketplace who have access to high quality new customer leads. Many of our integration partners also refer customers who have purchased the partner’s business application and who need additional assistance with transaction taxes. Some professional service partners, as discussed below, can be an additional source of new customer referrals.

Avalara Included Partners.    Some of the publishers who build integrations to connect our solutions to their business applications also purchase our solutions from us to distribute to their customers, either as part of their offering or as an add-on to their application. For example, certain ecommerce platform providers purchase an AvaTax subscription so that they can include sales tax determination as part of their offering to their retailer customers. We refer to these partners as Avalara Included Partners, and they provide our solutions to their customers either on a white label basis or as “powered by Avalara.” In either case, most Avalara Included Partners are also referral partners who refer their customers to us to purchase additional solutions, such as our returns solutions or CertCapture.

Professional Service Partners.    We also have partners who are professional service providers who work directly with the customers for transaction tax related services. These partners may implement and/or configure our solutions for customers, either alone or as part of a larger enterprise software implementation. Other professional service partners are accountants or other advisors who assist customers with transaction tax issues. Payments to these partners vary, depending on the specific relationship, with some partners billing customers directly, some subcontracting with us, and some participating in the referral program.

Research & Development and Tax Content Team

Our research and development organization is responsible for the design, development, and testing of the Avalara Compliance Cloud. We devote substantial resources to continuously improve our platform, add innovative new features and functionalities, build technology to support new content types, and improve the user experience for our platform and solutions.

Our content team works to improve and support our solutions by adding new tax content and maintaining existing content on our platform. This large team continually monitors, tests, and updates our tax content to incorporate new tax rates, rules, taxing jurisdiction boundaries, and exemption conditions.

Intellectual Property

We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. Our means of protecting our proprietary rights may not be adequate.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may claim that our current or future solutions infringe their intellectual property rights. We may have to defend ourselves against claims of intellectual property infringement, which could be expensive for us and harm our business and financial condition.

Government Regulation

Our business is subject to a range of complex laws and regulations, mostly relating to our involvement in our customers’ financial transactions. To be successful, we must promote and monitor compliance with these legal and regulatory requirements.

We perform critical business functions for our customers, including tax determination, returns preparation and filing, and tax remittance. The federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination, and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various states. However, if federal or state regulators were to apply these laws and regulations to this business activity, whether through expansion of enforcement activities, new interpretations of the scope of certain of these laws and regulations or of available exemptions, or otherwise, or if our activities were held by a court to be covered by such laws or regulations, we could be required to expend time, money, and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct business to achieve compliance or minimize regulation. We have contractually agreed with certain states collecting sales tax that in determining and remitting taxes on behalf of certain customers, we will comply with various technical, filing, privacy, confidentiality, bonding, and trust account requirements.

In the course of selling products and services, retailers and other businesses often come into possession of credit card numbers and other personal information of consumers. Determining the transaction taxes owed by our customers involves providing our platform with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Numerous local, regional, state, and national laws and regulations govern the collection, dissemination, use, and safeguarding of certain information that could be used to commit identity theft or fraud. Although most of the data that is provided to our solutions by our customers cannot be used to identify individual consumers, we may be subject to these laws in certain circumstances. Most states have also adopted data security breach laws that require notice to affected consumers of any security breach as to their personal information. In the event of a security breach, our compliance with these laws may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. Failures to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws, and the burdens and costs of complying with them, could increase in the future.

Employees and Culture

As of December 31, 2018, we had 1,592 full-time employees. Of these employees, 1,109 are based in the United States, 5 are based in Canada, 116 are in the United Kingdom and continental Europe, 250 are based in India, and 112 are based in Brazil. With the exception of Brazil, where collective bargaining agreements are commonplace, none of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

We believe our corporate culture provides an advantage in recruiting new employees and retaining our best talent, as well as driving behaviors across our entire organization that help us succeed in the marketplace. This culture is characterized in the many employees who embody our nine success traits: Optimism, Passion, Adaptability, Humility, Fun, Ownership, Curiosity, Urgency, and Simplicity. The rallying point of our culture is the color orange. Our employees wear this color with pride every day in all of our locations and we have trademarked the slogan “The Power of Orange.” Our culture permeates our sales and marketing outreach and the significance of the color orange has been featured in multiple news articles. As a result, we believe our customers, partners, and many prospects readily identify and appreciate our culture in their interactions with the Avalara team.

Corporation Information

We were incorporated in 1999 in Washington state under the name Advantage Solutions, Inc. and changed our name to Avalara, Inc. in December 2005.  Our principal executive offices are located at 255 South King Street, Suite 1800, Seattle, WA 98104.  Our website address is www.avalara.com.  The information on, or that can be accessed through, our website is not part of this report.

Additional Information

Our SEC filings are available to the public on the SEC’s website at www.sec.gov, which contains reports, proxies, and information statements and other information regarding registrants that file electronically. We also maintain a website at investor.avalara.com, through which we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.

Risks Relating to Our Business and Industry

We have incurred significant operating losses in the past and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including net losses of $75.6 million, $64.1 million, and $57.9 million in 2018, 2017, and 2016, respectively. We had an accumulated deficit of $487.6 million as of December 31, 2018. Because the market for our solutions is not fully developed and is rapidly evolving, it is difficult for us to predict our results of operations. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, general macroeconomic conditions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems, regulatory or legislative changes, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

To grow our business, we must continue to grow our customer base in a cost-effective manner. Increasing our customer base and achieving broader market acceptance of our solutions will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities, as well as our partner network of business application providers and other customer referral sources. We may not be able to recruit qualified sales and marketing personnel, train them to perform, and achieve an acceptable level of sales production from them on a timely basis or at all. In the past, it has usually taken new members of our sales force at least six months to integrate into our operations and start converting sales leads at our expected levels. In addition, if we cannot continue to maintain or expand our relationships with our partner network, we may receive fewer referrals, the set of integrations we offer may not keep up with the market, and our customer acquisition strategy may become less effective. If we are unable to maintain effective sales and marketing activities and maintain and expand our partner network, our ability to attract new customers could be harmed, our sales and marketing expenses could increase substantially, and our business, results of operations, and financial condition may suffer.

Our revenue growth rate may not be sustainable.

Our revenue has grown rapidly, from $167.4 million in 2016, and $213.2 million in 2017, to $272.1 million in 2018. As our revenue base grows, we expect that our revenue growth rate will decline over time, and you should not rely on the revenue growth of any prior period as an indication of our future performance. This risk may increase with any future acquisition, particularly if the revenue growth rate of the acquired business has been lower than ours.

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

Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.

We depend on, and anticipate that we will continue to depend on, various third-party relationships to sustain and grow our business. We are highly dependent on relationships with third-party publishers of software business applications, including accounting, enterprise resource planning (ERP), ecommerce, point-of-sale (POS), recurring billing, and customer relationship management (CRM) systems, because the integration of our solutions with their applications allows us to reach their sizeable customer bases. Our sales and our customers’ user experience are dependent on our ability to connect easily to such third-party software applications. We may fail to retain and expand these integrations or relationships for many reasons, including due to third parties’ failure to maintain, support, or secure their technology platforms in general and our integrations in particular, or errors, bugs, or defects in their technology, or changes in their or our technology platforms. Any such failure could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

We have acquired a significant number of businesses, products, content (such as tax rate information), and technologies over the past several years, and we may acquire or invest in other businesses, products, content, or technologies in the future. Since 2014 we have acquired fuel and alcohol excise tax, lodging tax, communications tax, portions of European VAT, Brazil tax, and cross-border transaction solutions. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours, which may take time. Some of the challenges to successful integration of our acquisitions include:

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions for our cloud-based software solutions. The market for cloud-based software solutions is not as mature as the market for on-premises software applications. We do not know whether the trend of adoption of cloud-based software solutions that we have experienced in the past will continue in the future, and the adoption rate of cloud-based software solutions may be slower at companies in industries with heightened data security interests or sensitivity to communication network slowdowns or outages. Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions in general, and of cloud-based tax software solutions in particular. Many businesses have invested substantial personnel and financial resources to integrate on-premises software products into their businesses and have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, many larger businesses have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology and service delivery model associated with solutions like ours. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the market for these solutions stops developing or develops more slowly than we expect, our results of operations may be harmed.

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

As a cloud-based business, we face risks of cyber-attacks, computer break-ins, theft, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational harm. Such harm could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments. In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

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

Because our operations involve delivering a suite of transaction tax compliance solutions to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, infrastructure, and systems to continue to support our solutions. In the past, we have experienced temporary and limited platform disruptions, outages in our solutions, and degraded levels of performance due to human and software errors, file corruption, and first and third-party capacity constraints associated with the number of customers accessing our platform simultaneously. While our past experiences have not materially impacted us, in the future we may face more extensive disruptions, outages, or performance problems. In addition, malicious third parties may also conduct attacks designed to sabotage our platform, impede the performance of our solutions, or temporarily deny customers access to our solutions. If an actual or perceived disruption, outage, performance problem, or attack occurs, it could:

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

As our business increasingly involves dealings with foreign customers or compliance with foreign tax regimes, we also are subject to data security and privacy protection requirements in foreign jurisdictions. For example, the European Union (the E.U.) adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. This regulation requires certain operational changes for companies that receive or process personal data of residents of the E.U. and includes significant penalties for non-compliance. Moreover, on August 14, 2018, Brazil enacted the General Data Protection Law, which will impose detailed rules for the collection, use, processing and storage of personal data in Brazil when it becomes effective in 2020. In addition, on July 27, 2018, a committee formed by the Indian government issued a report and draft data protection bill that has been submitted for consideration to the Ministry of Electronics and Information Technology. Other governmental authorities around the world are considering implementing similar types of legislative and regulatory proposals concerning data protection. We may incur significant costs to comply with these mandatory privacy and security standards.

Economic conditions and regulatory changes that may result from the United Kingdom’s prospective exit from the European Union could adversely affect our business, financial condition and results of operations.

On June 23, 2016, the United Kingdom (the U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” On March 29, 2017, the U.K. gave formal notice of its intention to leave the E.U., triggering the process of negotiating the U.K.’s exit. The resolution and impact of Brexit is uncertain, but it has the potential to significantly disrupt the free movement of goods, services, and people between the U.K., the E.U., and other nations, increase legal and regulatory complexities, increase costs of conducting business in Europe, and lead to global economic uncertainty. Because we have based our European operations in the U.K., any of these effects of Brexit, among others, could adversely affect our financial position, results of operations, or cash flows.

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

We maintain a loan and security agreement with Silicon Valley Bank and Ally Bank, or the Lenders. The credit arrangements included a senior secured $30.0 million term loan facility and currently include a $50.0 million revolving credit facility or, collectively, the Credit Facilities. In June 2018, we repaid all borrowings outstanding under the revolving credit facility and in August 2018 we repaid all amounts outstanding under the term loan facility, which is no longer available to be borrowed.

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

As of December 31, 2018, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $342.5 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

Historically, transactions occurring outside of the United States have represented a very small portion of our transactions processed. However, we intend to continue to expand our international sales efforts, including through our sales operations in Europe, India, and Brazil. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful. We may rely heavily on third parties outside of the United States, in which event we may be harmed if we invest time and resources into such business relationships but do not see significant sales from such efforts. Potential risks and challenges associated with sales to customers and operations outside the United States include:

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

•	fluctuation of foreign currency exchange rates;
•	different pricing environments;
•	restrictions on the transfer of funds;
•	difficulties in staffing and managing foreign operations;
•	availability of reliable broadband connectivity in areas targeted for expansion;
•	different or lesser protection of our intellectual property;
•	longer sales cycles;
•	natural disasters, acts of war, terrorism, pandemics, or security breaches;
•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act;
•	regional or national economic and political conditions; and
•	pressure on the creditworthiness of sovereign nations resulting from liquidity issues or political actions.

Any of these factors could negatively impact our business and results of operations.

Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. We also use patents, including those of our acquired businesses, to protect certain of our intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Our means of protecting our proprietary rights may not be adequate.

In addition, third parties have claimed, and may in the future claim, infringement by us with respect to current or future solutions or other intellectual property rights. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for more information regarding recent litigation. The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any existing or future claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our strategies, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims, and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages, or enter into short- or long-term royalty or licensing agreements. Any adverse determination related to any existing or future intellectual property claims or other litigation could prevent us from offering our solutions to others, could be material to our financial condition or cash flows, or both, or could otherwise harm our results of operations.

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

We use open source software in our platform and solutions, and we may use more open source software in the future. In the past, companies that have incorporated open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Accordingly, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who incorporate open source software as part of their software or services to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. If applicable, such licenses could require us to release our proprietary source code, pay damages, re-engineer our applications, discontinue sales, or take other remedial action, any of which could harm our business. In addition, if the license terms for updated or enhanced versions of the open source software we utilize change, we may be forced to re-engineer our platform or solutions or incur additional costs.

Risks Relating to Ownership of Our Common Stock

Our stock price has been and likely will continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors in our common stock.

The market price and trading volume of our common stock may fluctuate significantly regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
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

We will be required to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the first time for the fiscal year ending December 31, 2019. As discussed below in these risk factors, we have identified a significant deficiency in our internal controls over financial reporting as of December 31, 2018. If we identify material weaknesses in the future, our management will be unable to conclude that our internal controls over financial reporting are effective. Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accountants for the foreseeable future.

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

In addition, as of December 31, 2018, there were 11,168,494 shares of common stock issuable upon vesting and exercise of outstanding options and vesting of outstanding RSUs. In connection with our initial public offering (“IPO”), we filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our equity compensation plans and agreements. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable securities laws and applicable vesting requirements.

Certain holders of our common stock are entitled to rights, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or our shareholders.

Our directors, officers, and 5% or greater shareholders beneficially own a majority of our outstanding voting stock and are able to control shareholder decisions on very important matters.

The members of our Board of Directors, our executive officers, our 5% or greater shareholders, and their respective affiliates beneficially own, in the aggregate, approximately 62% of our outstanding voting stock as of December 31, 2018. As a result, such shareholders collectively have the power to control our management policy, fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to our Board of Directors. The concentrated voting power of these shareholders could have the effect of delaying or preventing a significant corporate transaction such as a sale, merger, or public offering of our capital stock. This influence over our affairs could, under some circumstances, be adverse to the interests of the other shareholders.

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

We may take advantage of these reduced requirements until we are no longer an “emerging growth company,” which will occur upon the earlier of (1) December 31, 2023 (the last day of the fiscal year following the fifth anniversary of our IPO), (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. Investors may find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these reduced requirements.

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

We identified a significant deficiency in our internal controls over financial reporting as of December 31, 2018, which has not been remediated. The significant deficiency was also present as of December 31, 2017. The significant deficiency resulted from not having sufficient general information technology controls responsive to risk in the information technology environment. We continue implementing our remediation plan for this significant deficiency.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Seattle, Washington, where we occupy approximately 114,510 square feet of office space under a lease that expires in 2028. We maintain additional offices in the United States, Canada, United Kingdom, Belgium, Brazil, and India.

We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space would be available to us to lease on commercially reasonable terms if and when we need it.

Item 3. Legal Proceedings.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome of any existing or future litigation, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid. We have also moved to transfer the matter to the United States District Court located in Seattle, Washington. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see the section of this prospectus titled “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange, under the symbol “AVLR” since June 15, 2018. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $24.00 per share.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Our ability to pay dividends on our common stock is restricted by the Credit Facilities. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.

Holders

As of December 31, 2018, we had 405 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with that of the S&P 500 Index and the RDG Software Composite. The period shown commences on June 15, 2018, and ends on December 31, 2018, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on June 15, 2018. The stock price performance graph is not necessarily indicative of future price performance.

	Base Period
Company/Index	6/15/2018	6/30/2018	9/30/2018	12/31/2018
Avalara, Inc.	$100.00	$118.76	$77.73	$69.31
S&P 500	100.00	100.62	108.37	93.72
RDG Software Composite	100.00	99.22	113.60	99.71

Our common stock cumulative total return presented on the graph and table above is based on our closing stock price of $44.94 per share on June 15, 2018.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We derived the following selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015, and the selected consolidated balance sheet data as of December 31, 2016, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read together with the financial statements and the related notes to those statements, as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2018	2017	2016	2015
	(in thousands, except per share data)
Revenue:
Subscription and returns	$254,056	$199,942	$154,967	$112,804
Professional services	18,042	13,217	12,459	10,354
Total revenue	272,098	213,159	167,426	123,158
Cost of revenue:
Subscription and returns	66,556	48,849	41,307	34,856
Professional services	12,093	9,128	7,206	5,889
Total cost of revenue(1)	78,649	57,977	48,513	40,745
Gross profit	193,449	155,182	118,913	82,413
Operating expenses:
Research and development(1)	51,909	41,264	32,848	29,787
Sales and marketing(1)	168,817	133,794	103,483	98,686
General and administrative(1)	39,603	34,286	36,875	33,683
Restructuring charges	—	752	—	—
Goodwill impairment	9,174	8,418	—	—
Total operating expenses	269,503	218,514	173,206	162,156
Operating loss	(76,054)	(63,332)	(54,293)	(79,743)
Total other (income) expense, net	472	2,013	2,955	1,614
Loss before income taxes	(76,526)	(65,345)	(57,248)	(81,357)
Provision for (benefit from) income taxes	(976)	(1,219)	640	(3,593)
Net loss	$(75,550)	$(64,126)	$(57,888)	$(77,764)
Net loss attributable to common shareholders - basic and diluted(2)	$(75,550)	$(64,126)	$(57,888)	$(77,764)
Net loss per share attributable to common shareholders - basic and diluted(2)	$(1.95)	$(11.39)	$(10.15)	$(16.96)
Weighted average shares of common stock outstanding - basic and diluted(2)	38,692	5,632	5,706	4,586

Non-GAAP Financial Data
Non-GAAP operating loss(3)	$(44,971)	$(37,425)	$(41,107)	$(68,660)
Free cash flow(4)	(18,545)	(17,496)	(28,356)	(54,920)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$1,665	$976	$856	$496
Research and development	3,179	2,391	1,265	1,120
Sales and marketing	5,492	3,789	2,209	1,705
General and administrative	5,585	4,601	3,782	3,699
Total stock-based compensation	$15,921	$11,757	$8,112	$7,020

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$4,020	$3,717	$3,244	$2,512
Research and development	—	—	—	—
Sales and marketing	1,951	1,913	1,706	1,423
General and administrative	17	102	124	128
Total amortization of acquired intangibles	$5,988	$5,732	$5,074	$4,063

(2)

See Note 12 of the notes to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net loss per share attributable to common shareholders and the weighted-average number of shares used in the computation of the per share amounts.

(3)

We calculate non-GAAP operating loss as operating loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments. For more information about non-GAAP operating loss and a reconciliation of non-GAAP operating loss to operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, see “Use of Non-GAAP Financial Measures”.

(4)

We define free cash flow as net cash (used in) provided by operating activities less cash used for the purchase of property and equipment. For more information about free cash flow and a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Use of Non-GAAP Financial Measures”.

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$142,322	$14,075	$20,230
Working capital (excluding deferred revenue)	146,886	7,998	13,341
Total assets	322,932	178,812	182,514
Deferred revenue (current and noncurrent)	134,653	92,231	72,480
Credit facility (current and noncurrent)	-	39,465	24,683
Total liabilities	213,379	201,483	154,754
Convertible preferred stock	-	370,921	370,921
Total shareholders’ equity (deficit)	109,553	(393,592)	(343,161)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections of this report titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We provide a leading suite of cloud-based solutions that help businesses of all types and sizes comply with transaction tax requirements worldwide. Our Avalara Compliance Cloud offers a broad and growing suite of compliance solutions that enable businesses to address the complexity of transaction tax compliance, process transactions in real time, produce detailed records of transaction tax determinations, and reduce errors, audit exposure and total transaction tax compliance costs.

During 2018, we continued our focus on maintaining and expanding our partner network, which has been an essential part of our growth. We increased our partner relationships and currently have more than 700 pre-built integrations. These integrations are designed to link our tax compliance solutions to a wide variety of business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems.  Partners improve our sales efficiency by bringing us qualified leads and provide for a better onboarding process and customer experience.

We sell our solutions primarily through our sales force, which focuses on selling to qualified leads provided by our marketing efforts and by partner referrals. Most sales, to new and existing customers, are direct and are conducted via telephone, requiring minimal in-person interactions with customers or prospects. In some cases, particularly for customers with larger and more complex needs, we conduct in-person sales. In addition, our marketing investments and related activities generate awareness from many small businesses.

In 2018, we also continued our acquisition strategy to provide best-in-class solutions and expand our market opportunity by acquiring cross-border technology to enable calculation and classification of tariffs and duties. In addition, we continued to invest organically by devoting significant resources to continuous improvement of our existing solutions, by adding innovative and new features and functionalities, building technology to support new content, and improving our customer’s product experience. We expect to continue to make significant investments to acquire accurate and relevant content and expertise to best serve the transaction tax needs of our customers.

In June 2018, we completed an IPO listing our common stock on the New York Stock Exchange and sold approximately 8.6 million shares for net proceeds of $192.5 million. Following the IPO, we repaid all our outstanding borrowings consisting of $33.0 million outstanding under our revolving credit facility and $30.0 million outstanding under our term loan. As of December 31, 2018, we had no borrowings outstanding and $50.0 million remained available for borrowing under our revolving credit facility. Additionally, we ended the year with $142.3 million of cash and cash equivalents.

Also, in June 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc. upholding South Dakota’s economic nexus law, which requires certain out-of-state retailers to collect and remit sales taxes on sales into South Dakota.  By the end of the year, 33 U.S. states, including California and Texas, along with the District of Columbia, adopted economic nexus legislation.  Several more states are considering similar legislation in 2019. These developments increased awareness of transaction tax issues and we believe this increased the sense of urgency among many businesses to comply with new laws. We believe we are well-positioned to benefit from these changes in 2019 and beyond.

Total revenue for 2018 was $272.1 million, an increase of 28% from $213.2 million in 2017. Most of our revenue comes from subscriptions and returns, with approximately 93% in 2018 and 94% in 2017. Our revenue growth was attributable, almost equally, to adding new customers and expanding service offerings to existing customers. While only 6% of total revenue for 2018 was generated outside the U.S., we are targeting transaction tax markets in EMEA and Brazil.

We added approximately 1,580 core customers during 2018 and maintained a net revenue retention rate of 107% on average over the past four quarters. We use core customers, which represent more than 85% of our total revenue, as a metric to focus our customer count reporting on the mid-market segment, which is our primary market. We use net revenue retention rates to reflect the stability of our revenue base and to provide insight into our ability to grow existing customer revenues.

While our revenue improved, our gross margin declined to 71% during 2018 from 73% during 2017. The decline in gross margin was due primarily to higher software hosting costs, and to a lesser extent, higher costs to support our international products and operations.

Operating expenses increased in absolute dollars to $269.5 million in 2018 from $218.5 million in 2017, as we continued to make significant investments in our future growth. Sales and marketing expenses were $168.8 million in 2018, or 62% of total revenue, compared to $133.8 million in 2017, or 63% of total revenue. Sales commission expense increased $18.5 million to $35.2 million from $16.7 million of sales commission expense in 2017. Partner commission expense increased $7.4 million to $21.7 million from $14.3 million of partner commission expense in 2017. Commissions earned by our partners were approximately 8% of total revenue in 2018 compared to 7% of total revenue in 2017. To partially offset the impact of these investments in customer additions, we reduced our discretionary spending on advertising and marketing in 2018.

Operating loss was $76.1 million during 2018 compared to an operating loss of $63.3 million during 2017.  Our net loss was $75.6 million during 2018 compared to a net loss of $64.1 million during 2017. Both operating loss and net loss increased during 2018 due primarily to the decline in gross margin and higher operating expenses described above. Non-GAAP operating loss was $45.0 million during 2018 compared to non-GAAP operating loss of $37.4 million during 2017. See the section titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Use of Non-GAAP Financial Measures” for more information and a reconciliation of non-GAAP operating loss to operating loss.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Number of core customers (as of end of period)	9,070	8,490	8,080	7,760	7,490	7,250	6,970	6,650
Net revenue retention rate	108%	105%	108%	109%	105%	107%	106%	109%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of December 31, 2018 and 2017, we had approximately 9,070 and 7,490 core customers, respectively. In 2018, our core customers represented more than 85% of our total revenue.

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

We have a substantial number of customers of various sizes who do not meet the revenue threshold to be considered a core customer. Many of these customers are in the small business and self-serve segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers.

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 107% on average for the four quarters ended December 31, 2018.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscriptions and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional product offerings purchased by existing customers. Revenue from subscriptions and returns comprised approximately 93%, 94%, and 93% of our revenue for 2018, 2017, and 2016, respectively.

Subscription and Returns Revenue.  Subscription and returns revenue primarily consists of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to a refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers who purchase tax return preparation can purchase on a subscription basis for an allotted number of returns or on a per filing basis.

Our subscription contracts are generally non-cancelable after the first 60 days of the contract term. We have historically experienced few cancellations during the first 60 days.  We generally invoice our subscription plan customers for the initial term at contract signing and at the beginning of each new term upon renewal. Our initial terms generally range from twelve to eighteen months, and renewal periods are typically one year. Amounts that have been invoiced are initially recorded as deferred revenue. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term. When purchased on a per filing basis, we recognize revenue for returns when the return is filed with the tax authority. Since our customers typically file tax returns on a monthly or quarterly basis continuously through the year, the pattern of revenue recognition is similar regardless of whether returns are sold on a subscription basis or per filing basis.  A greater proportion of returns are sold on a subscription basis.

We generate interest income on funds held for customers. We hold customer funds in trust accounts at FDIC-insured institutions in order to provide tax remittance services to customers. We collect funds from customers in advance of remittance to tax authorities. Prior to remittance, we earn interest on these funds.

Professional Services.  We generate professional services revenue from providing tax analysis, configurations, data migrations, integration, training and other support services. We bill for service arrangements on a fixed fee or time and materials basis, and we recognize revenue as services are performed and are collectable under the terms of the associated contracts.

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

Research and Development.  Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers and other contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs but to date have not been significant. Research and development expenses also include allocated costs for certain information technology and facility expenses.

We devote substantial resources to enhancing the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer databases from acquisitions.

We expense partner commissions as incurred rather than recognizing them over the subscription period. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal revenues, the nature of the partner relationship, and the sales mix among similar types of partners during the period. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates. For 2018, 2017, and 2016, we incurred $21.7 million, $14.3 million, and $9.9 million in commission expense to partners, respectively.

We expense sales commissions as incurred.  Sales commissions are earned when a sales order is completed.  For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on product offering), the type of product or solution sold, and the sales channel.  At the beginning of each year we set group and individual sales targets (quotas) for the full year. Additional sales commissions can be earned based on achieving or exceeding these sales quotas.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate acquisitions, and incur costs as a public company. We also expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, interest expense on outstanding borrowings, quarterly remeasurement of contingent consideration, realized foreign currency changes, and other nonoperating gains and losses. Interest expense on our borrowings is based on a floating per annum rate at specified percentages above the prime rate.

Results of Operations

The comparability of periods covered by our financial statements can be impacted by acquisitions. In May 2018, we acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties). In September 2016, we acquired a business in Brazil that provides certain tax-related compliance solutions and content for the Brazilian market.

The following sets forth our results of operations for the periods presented.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Subscription and returns	$254,056	$199,942	$154,967
Professional services	18,042	13,217	12,459
Total revenue	272,098	213,159	167,426
Cost of revenue:
Subscription and returns	66,556	48,849	41,307
Professional services	12,093	9,128	7,206
Total cost of revenue(1)	78,649	57,977	48,513
Gross profit	193,449	155,182	118,913
Operating expenses:
Research and development(1)	51,909	41,264	32,848
Sales and marketing(1)	168,817	133,794	103,483
General and administrative(1)	39,603	34,286	36,875
Restructuring charges	-	752	-
Goodwill impairment	9,174	8,418	-
Total operating expenses	269,503	218,514	173,206
Operating loss	(76,054)	(63,332)	(54,293)
Total other (income) expense, net	472	2,013	2,955
Loss before income taxes	(76,526)	(65,345)	(57,248)
Provision for (benefit from) income taxes	(976)	(1,219)	640
Net loss	$(75,550)	$(64,126)	$(57,888)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$1,665	$976	$856
Research and development	3,179	2,391	1,265
Sales and marketing	5,492	3,789	2,209
General and administrative	5,585	4,601	3,782
Total stock-based compensation	$15,921	$11,757	$8,112

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$4,020	$3,717	$3,244
Research and development	—	—	—
Sales and marketing	1,951	1,913	1,706
General and administrative	17	102	124
Total amortization of acquired intangibles	$5,988	$5,732	$5,074

The following sets forth our results of operations as a percentage of our total revenue for the periods presented.

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription and returns	93%	94%	93%
Professional services	7%	6%	7%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	24%	23%	25%
Professional services	4%	4%	4%
Total cost of revenue	29%	27%	29%
Gross profit	71%	73%	71%
Operating expenses:
Research and development	19%	19%	20%
Sales and marketing	62%	63%	62%
General and administrative	15%	16%	22%
Restructuring charges	0%	0%	0%
Goodwill impairment	3%	4%	0%
Total operating expenses	99%	103%	103%
Operating loss	(28)%	(30)%	(32)%
Total other (income) expense, net	0%	1%	2%
Loss before income taxes	(28)%	(31)%	(34)%
Provision for (benefit from) income taxes	(0)%	(1)%	0%
Net loss	(28)%	(30)%	(35)%

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

Revenue

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$254,056	$199,942	$54,114	27%
Professional services	18,042	13,217	4,825	37%
Total revenue	$272,098	$213,159	$58,939	28%

Total revenue for the year ended December 31, 2018 increased by $58.9 million, or 28%, compared to the year ended December 31, 2017. Subscription and returns revenue for the year ended December 31, 2018 increased by $54.1 million, or 27%, compared to the year ended December 31, 2017. Professional services revenue for the year ended December 31, 2018 increased by $4.8 million, or 37%, compared to the year ended December 31, 2017. Growth in total revenue was due primarily to increased demand for our products and services from both new and existing customers. Of the increase in total revenue for the year ended December 31, 2018 compared to 2017, approximately $29.6 million was attributable to existing customers, approximately $28.3 million was attributable to new customers, and approximately $1.1 million was due to interest income on funds held for customers. Total subscription and returns revenue for 2018 included $1.2 million related to our cross-border transactions technology acquired in May 2018.

Cost of Revenue

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$66,556	$48,849	$17,707	36%
Professional services	12,093	9,128	2,965	32%
Total cost of revenue	$78,649	$57,977	$20,672	36%

Cost of revenue for the year ended December 31, 2018 increased by $20.7 million, or 36%, compared to the year ended December 31, 2017. The increase in cost of revenue in absolute dollars was due primarily to an increase of $10.3 million in employee-related costs, an increase of $4.6 million in software hosting costs, an increase of $2.2 million in allocated overhead cost, and an increase of $1.4 million in outside services expenses.

Our cost of revenue headcount increased approximately 15% from December 31, 2017 to December 31, 2018 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $7.6 million increase in salaries and benefits, a $1.0 million increase in contract and temporary employees, a $0.7 million increase in stock-based compensation expense, and a $0.8 million increase in compensation expense related to our bonus plans. Software hosting costs have increased due primarily to higher transaction volumes and transitioning to a third-party hosting vendor. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Facility expenses increased in 2018 due primarily to the costs associated with our new corporate headquarters in Seattle, Washington. We moved into these facilities in February 2018. Outside services expenses increased due primarily to the use of third-party consulting firms to support product and service offerings in our international operations.

Gross Profit

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$187,500	$151,093	$36,407	24%
Professional services	5,949	4,089	1,860	45%
Total gross profit	$193,449	$155,182	$38,267	25%
Gross margin
Subscription and returns	74%	76%
Professional services	33%	31%
Total gross margin	71%	73%

Total gross profit for the year ended December 31, 2018 increased $38.3 million, or 25%, compared to the year ended December 31, 2017. Total gross margin was 71% for the year ended December 31, 2018 compared to 73% for the same period of 2017. This decrease was due primarily to higher software hosting costs and to a lesser extent, higher costs for third-party consulting firms to support product and service offerings in our international operations.

Research and Development

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Research and development	$51,909	$41,264	$10,645	26%

Research and development expenses for the year ended December 31, 2018 increased $10.6 million, or 26%, compared to the year ended December 31, 2017. The increase was due primarily to an increase of $8.5 million in employee-related costs, an increase of $1.4 million in allocated overhead cost, and an increase of $0.3 million in outside services expenses.

While research and development headcount increased only 4% from December 31, 2017 to December 31, 2018, employee-related costs increased due primarily to a $5.4 million increase in salaries and benefits, a $1.0 million increase in compensation expense related to our bonus plans, a $0.9 million increase in contract and temporary employees, and a $0.8 million increase in stock-based compensation expense. Outside services expenses increased due primarily to use of third-party software developers to support product enhancements and maintenance in our international operations.

Sales and Marketing

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$168,817	$133,794	$35,023	26%

Sales and marketing expenses for the year ended December 31, 2018 increased $35.0 million, or 26%, compared to the year ended December 31, 2017. The increase was due primarily to an increase of $28.1 million in employee-related costs, an increase of $7.4 million for partner commission expense, and an increase of $2.7 million in allocated overhead cost offset, in part, by a decrease of $3.9 million for marketing campaign expenses.

While sales and marketing headcount was essentially flat from December 31, 2017 to December 31, 2018, employee-related costs increased due primarily to an $18.5 million increase in sales commissions expense, a $9.1 million increase in salaries and benefits, and a $1.7 million increase in stock-based compensation expense. Sales commissions expense increased due to strong sales-related activity and higher average commission rates. Our average commissions rates were higher in 2018 compared to 2017 due to an increase in the percentage of eligible sales personnel exceeding their annual sales targets. We typically pay higher sales commission rates on additional sales that exceed the established sales target. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions, including new sales which generally earn a higher commission rate compared to renewal sales. Partner commission expense was $21.7 million for the year ended December 31, 2018 compared to $14.3 million for the year ended December 31, 2017. Marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing.

General and Administrative

	For the Year Ended December 31,		Change
	2018	2017	Amount	Percentage
	(dollars in thousands)
General and administrative	$39,603	$34,286	$5,317	16%

General and administrative expenses for the year ended December 31, 2018 increased $5.3 million, or 16%, compared to the year ended December 31, 2017. The increase was due primarily to an increase of $2.7 million in employee-related costs, a $0.8 million increase in merchant fees, an increase of $0.8 million in insurance expense as a result of being a public company, and a $0.5 million increase in indirect tax compliance expenses.

General and administrative headcount increased 5% from December 31, 2017 to December 31, 2018. Employee-related costs increased due primarily to $1.0 million increase in stock-based compensation expense and a $1.1 million increase in compensation expense related to our bonus plans. Merchant fees, which are credit card processing fees, increased due to customers transitioning to our auto-payment program which uses credit cards for customer payment and increased payment activity. Indirect tax expenses, which are non-income tax related, increased due primarily to higher business and occupation taxes in certain tax jurisdictions.

Goodwill Impairment and Restructuring Charges

	For the Year Ended December 31,		Change
	2018	2017	Amount
	(dollars in thousands)
Goodwill impairment and restructuring charges:
Restructuring charges	$—	$752	$(752)
Goodwill impairment	9,174	8,418	756
Total goodwill impairment and restructuring charges	$9,174	$9,170	$4

A goodwill impairment charge of $9.2 million was recorded in 2018 and a $8.4 million goodwill impairment charge was recorded in 2017, both of which related to our Brazilian operations (see Note 6 of the Notes to Consolidated Financial Statements). There were no restructuring charges incurred in the year ended December 31, 2018, compared to $0.8 million incurred in the year ended December 31, 2017. We incurred restructuring charges in the third quarter of 2017 associated with the closure of our Overland Park office, including termination benefits and other reorganization costs, primarily associated with integrating operations.

Total Other (Income) Expense, Net

	For the Year Ended December 31,		Change
	2018	2017	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,553)	$(77)	$(1,476)
Interest expense	2,608	2,585	23
Other (income) expense, net	(583)	(495)	(88)
Total other (income) expense, net	$472	$2,013	$(1,541)

Total other expense for the year ended December 31, 2018 was $0.5 million compared to $2.0 million for the year ended December 31, 2017. Interest income increased due to interest earned on investing our IPO cash proceeds in money market accounts. Interest expense remained consistent due to higher interest expense on borrowings under our credit facilities during 2018 prior to repayment of the outstanding borrowings following our IPO. We discuss borrowings under “Liquidity and Capital Resources” below. Other income remained consistent and is comprised primarily of income resulting from the change in the fair value of earnout liabilities associated with prior business acquisitions. We estimate the fair value of earnout liabilities related to acquisitions quarterly. During 2018 and 2017, the adjustments to fair value reduced the carrying value of the earnout liabilities.

Provision for (Benefit from) Income Taxes

	For the Year Ended December 31,		Change
	2018	2017	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$(976)	$(1,219)	$243

Benefit from income taxes for the year ended December 31, 2018 decreased by $0.2 million compared to the year ended December 31, 2017. The effective income tax rate was a benefit of 1.3% and 1.9% for the years ended December 31, 2018 and 2017, respectively. The difference is due primarily to an update to the provisional amount recorded as of December 31, 2017. We determined that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets resulting in a tax benefit of $0.9 million during the year ended December 31, 2018.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in 2018. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$199,942	$154,967	$44,975	29%
Professional services	13,217	12,459	758	6%
Total revenue	$213,159	$167,426	$45,733	27%

Total revenue for the year ended December 31, 2017 increased by $45.7 million, or 27%, compared to the year ended December 31, 2016. Subscription and returns revenue for the year ended December 31, 2017 increased by $45.0 million, or 29%, compared to the year ended December 31, 2016. Growth in total revenue was due primarily to increased demand for our products and services from new and existing customers. In September 2016, we acquired a business in Brazil that provides transaction tax compliance solutions and content. Excluding the impact of the Brazil acquisition, revenue increased by $42.3 million, or 25%, from 2016 to 2017. Of this increase, $23.7 million was attributable to existing customers and $18.6 million was attributable to new customers.

Professional services revenue for the year ended December 31, 2017 increased $0.8 million, or 6%, compared to the year ended December 31, 2016 due primarily to the Brazil acquisition.

Cost of Revenue

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$48,849	$41,307	$7,542	18%
Professional services	9,128	7,206	1,922	27%
Total cost of revenue	$57,977	$48,513	$9,464	20%

Cost of revenue for the year ended December 31, 2017 increased $9.5 million, or 20%, compared to the year ended December 31, 2016. The increase in cost of revenue in absolute dollars was due primarily to an increase of $6.4 million in employee-related costs due to our September 2016 acquisition in Brazil and higher headcount, an increase of $1.0 million in software hosting costs, $0.9 million in higher depreciation and amortization expense, and an increase of $0.6 million in outside services expense. Our cost of revenue headcount increased approximately 19% from December 31, 2016 to December 31, 2017 due to our continued growth to support our solutions and expand content. Software hosting costs have increased due primarily to higher transaction volumes. Amortization expense increased due primarily to intangible assets acquired as part of the Brazil acquisition. As we expanded our product offerings in Europe in 2017, our outside services expenses increased as we engaged third parties to assist with certain projects.

Gross Profit

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$151,093	$113,660	$37,433	33%
Professional services	4,089	5,253	(1,164)	-22%
Total gross profit	$155,182	$118,913	$36,269	31%
Gross margin
Subscription and returns	76%	73%
Professional services	31%	42%
Total gross margin	73%	71%

Total gross profit for the year ended December 31, 2017 increased $36.3 million, or 31%, compared to the year ended December 31, 2016. Total gross margin improved from 71% in 2016 to 73% in 2017. The increase in gross margin was due primarily to increased automation of compliance processes and growing revenue relative to fixed costs of operations.

Research and Development

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
Research and development	$41,264	$32,848	$8,416	26%

Research and development expenses for the year ended December 31, 2017 increased $8.4 million, or 26%, compared to the year ended December 31, 2016. The increase was due primarily to a $6.8 million increase in employee-related costs due to our September 2016 acquisition in Brazil and higher headcount, a $1.0 million increase in allocated overhead cost, and a $0.2 million increase in outside services expense. Research and development headcount increased approximately 18% from December 31, 2016 to December 31, 2017 due primarily to increasing headcount in our U.S. operations as we continue to enhance existing solutions. Allocated overhead consists primarily of facility expenses and shared information technology expenses.

Sales and Marketing

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$133,794	$103,483	$30,311	29%

Sales and marketing expenses for the year ended December 31, 2017 increased $30.3 million, or 29%, compared to the year ended December 31, 2016. The increase was due primarily to an increase of $20.3 million in employee-related costs from higher headcount, an increase of $4.9 million for marketing campaign and professional services expenses, and an increase of $4.4 million for partner commissions expense. During 2017, we engaged in a sales force reorganization and continued to expand our sales force and marketing teams as we seek to accelerate sales growth and new customer acquisition. Sales and marketing headcount increased approximately 30% from December 31, 2016 to December 31, 2017. In pursuing our strategy to accelerate sales growth, we also increased marketing spending primarily on demand generation and customer base marketing activities in 2017. Partner commission expense increased by 44%, from $9.9 million to $14.3 million, due primarily to an increase in the proportion of sales eligible for partner commissions.

General and Administrative

	For the Year Ended December 31,		Change
	2017	2016	Amount	Percentage
	(dollars in thousands)
General and administrative	$34,286	$36,875	$(2,589)	-7%

General and administrative expenses for the year ended December 31, 2017 decreased $2.6 million, or 7%, compared to the year ended December 31, 2016. The decrease was due primarily to a $3.2 million reduction in bad debt expense, a $1.5 million non-recurring charge to terminate a contract in 2016, lower depreciation of $0.7 million, and $0.7 million lower allocated overhead costs, partially offset by a $2.8 million increase in employee-related costs from higher headcount. Bad debt expense decreased due primarily to improved cash collections from our customers compared to the prior year. In 2016, we agreed to terminate a long-term software development agreement with a vendor for $1.5 million. Depreciation expenses decreased due to asset disposals for our Bainbridge Island and Harrisburg offices, which were downsized in 2016. Allocated overhead consists primarily of facility expenses and shared information technology expenses. General and administrative headcount increased approximately 21% from December 31, 2016 to December 31, 2017 as we expanded our support services personnel to effectively handle growth.

Goodwill Impairment and Restructuring Charges

Goodwill impairment for 2017 was $8.4 million, and restructuring charges were $0.8 million for 2017. There were no similar charges in 2016. A goodwill impairment charge of $8.4 million was recorded related to our Brazilian operations in 2017 (see Note 6 of the Notes to Consolidated Financial Statements). We also incurred restructuring charges of $0.8 million in 2017 associated with our plan to close our Overland Park office, including termination benefits and other reorganization costs, primarily associated with integrating operations.

Total Other (Income) Expense, Net

	For the Year Ended December 31,		Change
	2017	2016	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(77)	$(18)	$(59)
Interest expense	2,585	2,301	284
Other (income) expense, net	(495)	672	(1,167)
Total other (income) expense, net	$2,013	$2,955	$(942)

Total other (income) expense, net for the year ended December 31, 2017 decreased by $0.9 million compared to the year ended December 31, 2016 due primarily to the change in the fair value of earnout liabilities, partially offset by higher interest expense on borrowings under our credit facility during 2017. We estimate the fair value of earnout liabilities related to acquisitions quarterly. The $1.0 million reduction in the fair value of earnout liabilities resulted from income of $0.7 million in 2017, compared to $0.3 million of expense in 2016. Of the $0.7 million recognized in income, $0.4 million was attributable to the reduction in fair value of the VAT Applications earnout, and $0.3 million to the reduction in the fair value of the earnout for our acquisition in Brazil. Interest expense increased 12% in 2017 compared to 2016 due primarily to higher debt levels. As of December 31, 2017, we had variable rate borrowings of $30.0 million outstanding under the term loan facility and $10.0 million under the revolving credit facility bearing interest at an annual rate of 6.75% and 6.25%, respectively.

Provision for (Benefit from) Income Taxes

	For the Year Ended December 31,		Change
	2017	2016	Amount
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,219)	$640	$(1,859)

Benefit from income taxes for the year ended December 31, 2017 increased by $1.9 million compared to the provision for income taxes for the year ended December 31, 2016 due primarily to net operating losses in Brazil. In 2017, a deferred tax benefit was recorded for losses incurred up to the amount of our deferred tax liability attributable to our Brazil operations. Upon extinguishment of the deferred tax liability, additional net operating losses resulted in a deferred tax asset for which we established a full valuation allowance.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the periods presented as well as the percentage of total revenue that each line item represented for each quarter. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following quarterly financial data should be read in conjunction with our audited financial statements and related notes included elsewhere in this report.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands, except per share data)
Revenue:
Subscription and returns(1)	$71,730	$64,611	$59,845	$57,870	$54,117	$51,668	$48,309	$45,848
Professional services	5,193	5,308	4,034	3,507	3,918	3,600	2,582	3,117
Total revenue	76,923	69,919	63,879	61,377	58,035	55,268	50,891	48,965
Cost of revenue:
Subscription and returns	18,572	17,330	15,837	14,817	13,166	12,330	12,109	11,244
Professional services	3,700	2,906	2,795	2,692	2,222	2,329	2,258	2,319
Total cost of revenue(2)	22,272	20,236	18,632	17,509	15,388	14,659	14,367	13,563
Gross profit	54,651	49,683	45,247	43,868	42,647	40,609	36,524	35,402
Operating expenses:
Research and development(2)	13,577	13,285	12,428	12,619	10,890	10,401	10,291	9,682
Sales and marketing(2)	49,630	41,276	40,604	37,307	37,152	33,151	33,191	30,300
General and administrative(2)	10,816	10,235	9,341	9,211	8,097	8,092	7,484	10,613
Restructuring charges	—	—	—	—	(41)	793	—	—
Goodwill impairment	—	9,174	—	—	8,418	—	—	—
Total operating expenses	74,023	73,970	62,373	59,137	64,516	52,437	50,966	50,595
Operating loss	(19,372)	(24,287)	(17,126)	(15,269)	(21,869)	(11,828)	(14,442)	(15,193)
Total other (income) expense, net	(789)	(93)	526	828	1,302	(1,391)	1,148	954
Loss before income taxes	(18,583)	(24,194)	(17,652)	(16,097)	(23,171)	(10,437)	(15,590)	(16,147)
Provision for (benefit from) income taxes	(151)	(91)	114	(848)	(757)	(172)	(141)	(149)
Net loss	$(18,432)	$(24,103)	$(17,766)	$(15,249)	$(22,414)	$(10,265)	$(15,449)	$(15,998)
Net loss per share attributable to common shareholders, basic and diluted	$(0.28)	$(0.36)	$(1.24)	$(2.47)	$(3.78)	$(1.80)	$(2.81)	$(2.97)
Weighted average shares of common stock outstanding, basic and diluted	66,654	66,590	14,383	6,170	5,934	5,706	5,494	5,389

(1)

Interest income on funds held for customers of $493,000, $392,000, and $170,000 in the fourth, third, and second quarters of 2018, respectively, was reclassified from Interest income within Total other (income) expense, net to Subscription and returns revenue in the fourth quarter of 2018. This reclassification is presented retrospectively, and impacted the previously reported second and third quarter 2018 consolidated statements of operations.

(2)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Cost of revenue	$484	$508	$377	$296	$236	$277	$237	$226
Research and development	908	906	784	581	591	761	548	491
Sales and marketing	1,818	1,589	1,040	1,045	1,034	985	933	837
General and administrative	1,300	1,334	1,363	1,588	900	1,159	1,074	1,468
Total stock-based compensation	$4,510	$4,337	$3,564	$3,510	$2,761	$3,182	$2,792	$3,022

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Cost of revenue	$1,114	$1,121	$887	$898	$952	$938	$912	$915
Research and development	—	—	—	—	—	—	—	—
Sales and marketing	468	474	507	502	496	482	455	480
General and administrative	—	—	7	10	9	26	29	38
Total amortization of acquired intangibles	$1,582	$1,595	$1,401	$1,410	$1,457	$1,446	$1,396	$1,433

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenue:
Subscription and returns	93%	92%	94%	94%	93%	93%	95%	94%
Professional services	7%	8%	6%	6%	7%	7%	5%	6%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	24%	25%	25%	24%	23%	22%	24%	23%
Professional services	5%	4%	4%	4%	4%	4%	4%	5%
Total cost of revenue	29%	29%	29%	29%	27%	27%	28%	28%
Gross profit	71%	71%	71%	71%	73%	73%	72%	72%
Operating expenses:
Research and development	18%	19%	19%	21%	19%	19%	20%	20%
Sales and marketing	65%	59%	64%	61%	64%	60%	65%	62%
General and administrative	14%	15%	15%	15%	14%	15%	15%	22%
Restructuring charges	0%	0%	0%	0%	0%	1%	0%	0%
Goodwill impairment	0%	13%	0%	0%	15%	0%	0%	0%
Total operating expenses	96%	106%	98%	96%	111%	95%	100%	103%
Operating loss	(25)%	(35)%	(27)%	(25)%	(38)%	(21)%	(28)%	(31)%
Total other (income) expense, net	(1)%	0%	1%	1%	2%	(3)%	2%	2%
Loss before income taxes	(24)%	(35)%	(28)%	(26)%	(40)%	(19)%	(31)%	(33)%
Provision for (benefit from) income taxes	0%	0%	0%	(1)%	(1)%	0%	0%	0%
Net loss	(24)%	(34)%	(28)%	(25)%	(39)%	(19)%	(30)%	(33)%

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(in thousands)
Non-GAAP Financial Data:
Free cash flow(1)
Net cash provided by (used in) operating activities	$7,036	$1,178	$2,099	$(13,375)	$(1,976)	$5,314	$403	$(7,282)
Purchases of property and equipment	(2,569)	(4,745)	(4,544)	(3,625)	(3,605)	(4,235)	(5,078)	(1,037)
Free cash flow	$4,467	$(3,567)	$(2,445)	$(17,000)	$(5,581)	$1,079	$(4,675)	$(8,319)

(1)	Free cash flow is a non-GAAP financial measure. For more information about free cash flow, see “Use of Non-GAAP Financial Measures.”

Seasonality and Quarterly Trends

We have historically signed a higher percentage of agreements with new customers, as well as renewal and upgrade agreements with existing customers, in the fourth quarter of each year and usually during the last month of the quarter. This can be attributed to buying patterns typical in the software industry. Since the terms of most of our customer agreement terms are annual, agreements initially entered into in the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. As a result, we have historically seen a higher percentage of customer agreement cancellations in the fourth quarter of each year. While this seasonality is reflected in our revenues, the impact to overall annual or quarterly revenues is minimal since we recognize subscription revenue ratably over the term of the customer contract. Additionally, this seasonality is reflected in commission expenses to our sales personnel and our partners.

Our quarterly revenue has increased in each period presented primarily due to increased sales to new customers, as well as increased usage by our existing customers. Our operating expenses generally have increased sequentially in every quarter primarily due to increases in headcount and related expenses to support our growth primarily in our sales and marketing, and research and development expenses. Increases in our sales and marketing expenses primarily reflects personnel additions and various sales and marketing initiatives that may fluctuate from quarter to quarter. Research and development expenses have fluctuated based on the timing of personnel additions and related spending on product development. We anticipate our operating expenses will continue to increase in absolute dollars in future periods as we invest in the long-term growth of our business. We anticipate that gross profit and gross margin for professional services may also fluctuate from quarter to quarter because of variability in our professional services projects and changes in headcount.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, private placements, our IPO, and bank borrowings. As of December 31, 2018, we had $142.3 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We maintain a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements included a senior secured $30.0 million term loan facility that was repaid in August 2018 that is no longer available to be borrowed, and currently includes a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables and other tangible and intangible assets.

Using a portion of the proceeds from our IPO, in June 2018, we repaid $33.0 million of borrowings outstanding under the revolving credit facility and in August 2018, we repaid $30.0 million of borrowings outstanding under the term loan facility, which is no longer available to be drawn. As of December 31, 2018, we had no borrowings outstanding under the Credit Facilities and $50.0 million is available to be drawn under the revolving credit facility.

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that we maintain minimum net billings, minimum liquidity and observe restrictions on dispositions of property, changes in our business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of December 31, 2018, we were in compliance with all covenants of the Credit Facilities.

We are required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 1.75%.

Future Cash Requirements

As of December 31, 2018, our cash and cash equivalents included proceeds from our June 2018 IPO. We intend to continue to increase our operating expenses and our capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $142.3 million as of December 31, 2018, together with cash generated from operations and cash available under our current borrowing arrangements, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(3,062)	$(3,541)	$(21,696)
Investing activities	(20,367)	(16,256)	(29,694)
Financing activities	151,421	13,695	61,000

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, and facilities expenses. Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including goodwill impairment, stock-based compensation, depreciation and amortization, and other non-cash charges.

For the year ended December 31, 2018, cash used in operating activities was $3.1 million compared to $3.5 million for the year ended December 31, 2017, a decrease in cash used of $0.4 million. During 2017, we received reimbursements for tenant improvements of $10.5 million compared to $1.7 million in 2018. Under the lease for our new corporate headquarters, we were granted approximately $12.3 million of tenant improvements to be paid by the landlord. We initially funded these improvements, which were recorded in investing activities as capital expenditures, and record the reimbursement of these expenditures to deferred rent, which increased cash from operating activities. Excluding reimbursements for tenant improvements, cash used in operating activities decreased by $9.1 million. This improvement in cash flows was due primarily to higher sales and improved cash collection in 2018, but was partially offset by higher operating expenses, primarily employee-related costs.  See “Results of Operations” for further discussion.

For 2017, cash used in operating activities was $3.5 million compared to cash used in operating activities of $21.7 million for 2016. This reduction in cash used of $18.2 million was due primarily to reimbursements for tenant improvement expenditures of $10.5 million, and a positive working capital change of $5.5 million (excluding $10.5 million of lease incentives) for 2017. In 2016, we entered a ten-year lease for our new corporate headquarters in Seattle, Washington. Our net working capital improved during 2017 compared to 2016 due primarily to higher sales and improved cash collections on accounts receivable.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset and business acquisitions.

For the year ended December 31, 2018, cash used in investing activities was $20.4 million, compared to cash used of $16.3 million for the year ended December 31, 2017. The increase in cash used of $4.1 million was due primarily to cash paid for acquisition of intangible assets of $5.0 million and higher capital expenditures of $1.5 million, partially offset by a decrease in customer fund assets of $2.4 million. In 2018, we acquired a customer list for $0.4 million and developed technology to facilitate cross-border transactions (e.g., tariffs and duties) for total consideration of $7.1 million, which included total cash payments of $4.6 million. Capital expenditures increased $1.5 million from the prior year due primarily to expansion and related tenant improvements for our Durham, North Carolina office.

For 2017, cash used in investing activities was $16.3 million compared to cash used in investing activities of $29.7 million for 2016. The decrease in cash used of $13.4 million was due primarily to cash used in 2016 for the acquisition of the Brazil business of $17.2 million, partially offset by an increase in capital expenditures of $7.3 million. Capital expenditures increased from the prior year due primarily to tenant improvements for our new corporate headquarters.

Financing Activities

Our financing activities primarily include cash inflows and outflows from our Credit Facilities, issuance and repurchases of capital stock, changes in customer fund obligations, and cash flows related to stock option and stock warrant exercises.

For the year ended December 31, 2018, our financing activities included proceeds from our June 2018 IPO. For the year ended December 31, 2018, cash provided by financing activities was $151.4 million compared to cash provided by financing activities of $13.7 million for the year ended December 31, 2017. This increase in cash provided of $137.7 million was due primarily to cash received from our IPO net of underwriting discounts of $192.5 million and an increase of $6.1 million in cash proceeds from exercise of stock options and stock warrants, partially offset by the repayment of outstanding borrowings under our Credit Facilities of $63.0 million. Prior to repayment of our revolving credit line in June 2018 and our term loan in August 2018, we borrowed $23.0 million during the first half of 2018.

For 2017, cash provided by financing activities was $13.7 million compared to cash provided by financing activities of $61.0 million for 2016. In September 2016, we raised gross proceeds of $96.2 million from the sale of our Series D-2 preferred stock. In conjunction with this financing, we repurchased with cash $43.2 million of preferred and common stock from our shareholders through a limited time tender offer. See “Borrowings” above for a discussion of our Credit Facilities.

Funds Held from Customers and Customer Funds Obligations

We maintain trust accounts with financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers represents cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held from customers are not commingled with our operating funds, but typically are deposited with funds also held on behalf of our other customers.

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

3)	changes in customer fund asset account that relate to paying for the trust operations, such as banking fees, are presented as cash flows from operating activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Principal payments on debt obligations(1)	$—	$—	$—	$—	$—
Interest payments on debt obligations(1)	234	234	—	—	—
Operating lease obligations	79,955	9,095	19,581	18,550	32,729
Purchase obligations(2)	11,453	4,444	7,009	—	—
Customer funds obligations(3)	13,349	13,349	—	—	—
Other liabilities(4)	116	116	—	—	—
Total	$105,107	$27,238	$26,590	$18,550	$32,729

(1)	There are no outstanding borrowings under our credit facilities as of December 31, 2018. Interest payments are required on the undrawn portion available under the revolving credit facility.
(2)	Purchase obligations are comprised primarily of long-term software licenses, subscriptions, and software hosting services.
(3)

We maintain trust accounts with financial institution that are solely for satisfying the obligations to remit funds relating to our tax remittance services. Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. At December 31, 2018, we had $13.1 million of funds held from (collected from) customers. Because of in-transit payments and changes in the amounts owed to us or to the taxing authority, the asset and liability amounts presented for any period will generally not offset.

(4)

Other liabilities are comprised of earnout liabilities owed to Tradestream Technologies Inc. and Wise 24 Inc for the first measurement period ended December 31, 2018. The earnout is payable in cash and common stock and has a maximum of $30.0 million over a six-year period, which is excluded from the table above.

In June 2018, we repaid all borrowings outstanding under the revolving credit facility and in August 2018 we repaid all amounts outstanding under the term loan facility.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in 2018 or 2017.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow, which are non-GAAP financial measures. We have provided tabular reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure.

•

We calculate non-GAAP cost of revenue, non-GAAP research and development expense, non-GAAP sales and marketing expense, and non-GAAP general and administrative expense as GAAP cost of revenue, GAAP research and development expense, GAAP sales and marketing expense, and GAAP general and administrative expense before the impact of stock-based compensation expense and amortization of acquired intangible assets included in each of the expense categories.

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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$78,649	$57,977	$48,513
Stock-based compensation expense	(1,665)	(976)	(856)
Amortization of acquired intangibles	(4,020)	(3,717)	(3,244)
Non-GAAP Cost of Revenue	$72,964	$53,284	$44,413

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$193,449	$155,182	$118,913
Stock-based compensation expense	1,665	976	856
Amortization of acquired intangibles	4,020	3,717	3,244
Non-GAAP Gross Profit	$199,134	$159,875	$123,013

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	73%	71%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	2%	2%
Non-GAAP Gross Margin	73%	75%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$51,909	$41,264	$32,848
Stock-based compensation expense	(3,179)	(2,391)	(1,265)
Amortization of acquired intangibles	—	—	—
Non-GAAP Research and Development Expense	$48,730	$38,873	$31,583

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$168,817	$133,794	$103,483
Stock-based compensation expense	(5,492)	(3,789)	(2,209)
Amortization of acquired intangibles	(1,951)	(1,913)	(1,706)
Non-GAAP Sales and Marketing Expense	$161,374	$128,092	$99,568

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$39,603	$34,286	$36,875
Stock-based compensation expense	(5,585)	(4,601)	(3,782)
Amortization of acquired intangibles	(17)	(102)	(124)
Non-GAAP General and Administrative Expense	$34,001	$29,583	$32,969

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(76,054)	$(63,332)	$(54,293)
Stock-based compensation expense	15,921	11,757	8,112
Amortization of acquired intangibles	5,988	5,732	5,074
Goodwill impairment	9,174	8,418	—
Non-GAAP Operating Loss	$(44,971)	$(37,425)	$(41,107)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(75,550)	$(64,126)	$(57,888)
Stock-based compensation expense	15,921	11,757	8,112
Amortization of acquired intangibles	5,988	5,732	5,074
Goodwill impairment	9,174	8,418	—
Non-GAAP Net Loss	$(44,467)	$(38,219)	$(44,702)

Free cash flow:
Net cash (used in) provided by operating activities	$(3,062)	$(3,541)	$(21,696)
Purchases of property and equipment	(15,483)	(13,955)	(6,660)
Free cash flow	$(18,545)	$(17,496)	$(28,356)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses during the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our consolidated financial statements cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could materially differ from those estimates.

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition;
•	Stock-based Compensation;
•	Common Stock Valuations; and
•	Business Combinations, including Intangible Assets, and Goodwill.

Revenue Recognition

Our consolidated statement of operations includes two major revenue categories: subscriptions and returns, and professional services. We primarily generate revenue from subscriptions and returns, which consists primarily of fees paid for subscriptions to our solutions and fees paid for services performed in preparing and filing tax returns on behalf of our customers. Revenue generated from our professional services is reported under professional services. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending upon whether the revenue recognition criteria have been met.

In most instances, the initial arrangement with customers includes multiple elements, comprised of subscription and/or professional services, along with non-refundable upfront fees for new customers. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Other than nonrefundable upfront fees, our services typically have standalone value because they are routinely sold separately. Professional services also have standalone value because there are third parties that provide similar professional services on a standalone basis. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period beginning upon delivery of the final deliverable and continuing over the remaining term of the subscription contract.

We allocate revenue to each element in an arrangement based on the selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), or best estimate of selling price (BESP), if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of our arrangements, we establish the BESP for each element. The determination of BESP requires significant estimates and judgments. BESP is determined by considering our overall pricing objectives and current market conditions. Other factors considered include existing pricing and discounting practices, historical comparisons of contract prices to list prices, customer demographics, and gross margin objectives.

Revenue recognition begins when all the following criteria are met:

•	There is persuasive evidence of an arrangement;
•	The product or service is delivered to the customer;
•	The amount of fees to be paid by the customer is fixed or determinable; and
•	The collection of the fees is reasonably assured.

Subscription and returns revenue primarily consists of contractually agreed upon fees paid to use our cloud-based solutions, as well as fees paid to us for preparing and filing sales tax returns on behalf of our customers. Included in these fees, we also provide tax remittance services for our customers. Our subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services.

We generally invoice our subscription customers for the initial term at contract signing and at each renewal. Our initial subscriptions terms generally range from twelve to eighteen months, and renewal periods are typically one year. Amounts that are contractually billable and have been invoiced, or which have been collected as cash are initially recorded as deferred revenue. While most of our customers are invoiced once at the beginning of the term, a portion of our customers are invoiced quarterly or monthly. As a result, at any point in time our current deferred revenue may not necessarily represent revenue to be recognized by us over the next twelve months. Our subscription contracts are generally non-cancelable except for where contract terms provide rights to cancel in the first 60 days of the contract term. We reserve for estimated cancellations based on actual history. To date, customer cancellations have had an insignificant impact on revenue recognized.

Tax returns processing services include collection of tax data and amounts, preparation of all compliance forms, and submission to taxing authorities. Returns processing services are charged on a subscription basis for an allotted number of returns to process within a given time period or per return filing. The consideration allocated to a returns subscription is recognized as revenue over the contract period commencing when the subscription services are made available to the customer. We recognize revenue when the return is filed when purchased on a per return filing basis. A greater proportion of returns are sold on a subscription basis. Since our customers typically file tax returns on a monthly or quarterly basis continuously throughout the year, the pattern of revenue recognition is similar regardless of sales method.

Included in the total subscription fee for our cloud-based solutions are non-refundable upfront fees that are typically charged to each new customer. These fees are associated with work performed by us to set up a customer with our services, and do not have standalone value. We recognize revenue for these fees over the expected term of the customer relationship, beginning when services commence. For 2018, 2017, and 2016, and solely for revenue recognition purposes, we estimated an expected customer relationship term of six years. We continue to evaluate the expected customer life and it is possible that the expected term of customer relationships may change in future periods. If such a change does occur, the periods over which any remaining deferred revenue will be recognized will be increased or decreased, as appropriate. As of December 31, 2018, 2017, and 2016, a one-year increase in the estimated term of customer relationships would reduce annual revenue by $0.6 million, $0.4 million, and $0.6 million, respectively.

We bill for service arrangements on a fixed fee or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, data migrations, integration, training, and other support services. The consideration allocated to professional services is recognized as revenue when services are performed and are collectable under the terms of the associated contracts.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in our consolidated financial statements based on the fair value of our common stock underlying the stock-based awards. These awards include stock options, warrants to purchase common stock, restricted stock units (“RSUs”), and purchase rights issued under our 2018 Employee Stock Purchase Plan (“ESPP”). The fair value of each award, excluding RSUs, is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each RSU is determined using the fair value of the underlying common stock on the date of the grant. Stock-based compensation expense is recognized using a straight-line basis over the requisite service period, which is generally four years for stock options and RSUs and is generally six months for purchase rights issued under the ESPP. Beginning January 1, 2017, we elected to account for forfeitures upon occurrence.

The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other highly subjective assumptions, including the expected term of the awards, our expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The assumptions used in our option-pricing model require significant judgment and represent management’s best estimates. These assumptions and estimates are as follows:

•	Fair Value of Common Stock. Prior to our initial public offering, we estimated the fair value of common stock as discussed in “Common Stock Valuations” below.
•

Expected Term.    The expected term of employee stock-based awards represents the weighted average period that the stock awards are expected to remain outstanding. To determine the expected term for stock options, we apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.

•

Expected Volatility.    As we have limited trading history for our common stock, the selected volatility used is representative of expected future volatility. We based expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

•

Expected Dividend Yield.    We have never declared or paid cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.

•

Risk-Free Interest Rates.    We based the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the stock award grant at the date nearest the stock award grant date.

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. For 2018, 2017, and 2016, stock-based compensation expense was $15.9 million, $11.8 million, and $8.1 million, respectively. As of December 31, 2018, we had approximately $27.6 million of total unrecognized stock-based compensation expense related to stock options and $0.3 million of unrecognized stock-based compensation expense related to the ESPP, which we expect to recognize over a period of approximately three years and one month, respectively.

The aggregate intrinsic value of stock options outstanding as of December 31, 2018 was approximately $210.5 million, of which approximately $149.2 million related to vested awards and approximately $61.3 million related to unvested awards.

Common Stock Valuations

Following the closing of our IPO, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date. Prior to our IPO in June 2018, the fair value of the common stock underlying our stock options and common stock warrants was estimated by our Board of Directors, with input from management. Because stock-based compensation is recognized over the requisite service period (generally four years), our 2018 stock-based compensation expense includes a significant portion attributable to the common stock valuations described below.

The estimated fair value of our common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each valuation of our common stock was done using significant judgment and considering a variety of factors, including the following:

•	contemporaneous valuations performed at periodic intervals by unrelated third-party valuation firms;
•	the prices, rights, preferences and privileges of our preferred stock relative to our common stock;
•	the lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	hiring of key personnel and the experience of our management;
•	our stage of development;
•	the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or an acquisition of our business;
•	the market performance of comparable publicly traded companies; and
•	macroeconomic conditions, including U.S. and global capital market conditions.

The enterprise value utilized in determining the fair value of common stock for financial reporting purposes was estimated using the market approach and the income approach. Under the market approach, we used the guideline public company method, which estimates the fair value of the business enterprise based on market prices of stock of guideline public companies and an option pricing method (OPM) that considered our September 12, 2016 Series D-2 preferred stock financing. Indications of value were estimated by utilizing revenue multiples to measure enterprise value. The guideline merged and acquired company method was not utilized in our valuation, as we regarded the method as less reliable as we believe it did not directly reflect our future prospects. The income approach estimates the enterprise value based on the present value of our future estimated cash flows and our residual value beyond the forecast period. The residual value was based on an exit (or terminal) multiple observed in the comparable company method analysis. The future cash flows and residual value are discounted to present value to reflect the risks inherent in us achieving these estimated cash flows. The discount rate was based on venture capital rates of return for companies nearing an initial public offering. The discount rate was applied using the mid-year convention. The mid-year convention assumes that cash flows are generated evenly throughout the year, as opposed to in a lump sum at the end of the year.

Our indicated enterprise value at each valuation date was allocated to the shares of our convertible preferred stock, common stock, warrants, and options using either an OPM or a probability-weighted expected return method, or PWERM. An OPM treats common stock and convertible preferred stock as call options on a business, with exercise prices based on the liquidation preference of the convertible preferred stock. Therefore, the common stock has value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger, sale, or initial public offering, assuming the business has funds available to make a liquidation preference meaningful and collectible by shareholders. The common stock is modeled as a call option with a claim on the business at an exercise price equal to the remaining value immediately after the convertible preferred stock is liquidated. The OPM uses the Black-Scholes option-pricing model to price the call option. Under a PWERM approach, the value ascribed to each share is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future scenarios available to the business enterprise, as well as the rights of each class of stock. Finally, because we were a privately held company, we also applied a non-marketability discount in determining the fair value of our common stock based on the protective put model, which we deemed appropriate because it typically results in a low discount, to derive a fair value of our common stock on a non-marketable basis.

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

Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist primarily of developed technology and customer relationships arising from business acquisitions. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value.

Our updated internal cash flow forecast for the Brazil reporting unit in the third quarter of 2018 indicated a potential impairment of the asset group. Prior to performing the goodwill impairment analysis described below, we tested the recoverability of the Brazil asset group. This analysis did not result in an impairment of the tangible or intangible assets of the Brazil asset group. The carrying value of the intangible assets was $2.3 million as of December 31, 2018.

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

As part of our annual impairment test, a qualitative impairment test was performed for the Company’s U.S. reporting unit. We concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying value.

A quantitative test was performed for the European reporting unit. The European reporting unit had goodwill with a carrying value of $10.8 million as of October 31, 2018. From our quantitative assessment, we determined that the fair value of the European reporting unit was substantially in excess of its carrying value. Our internal cash flow forecast includes significant revenue growth attributable to a single customer. While this single customer is not currently significant to our consolidated results, it is expected to be significant to the European reporting unit representing assumed future revenues in the near-term and long-term of approximately 45%. If our revenue growth assumptions are not realized or our expectations with respect to future revenue growth are reduced, the fair value of the European reporting unit would be adversely impacted.

Significant estimates and assumptions used in the income approach for the European reporting unit included using a discount rate of 25% and a hypothetical terminal value of 1.75 times revenue. For the market approach, significant estimates and assumptions included our selection of an appropriate peer group, consisting of publicly traded U.S. and European companies, which allowed us to derive revenue multiples (e.g., trailing twelve months and next fiscal year) averaging approximately 3.9 times revenue and a selected control premium of 10%.

During the third quarter of 2018, we concluded a triggering event had occurred and, after comparing the fair value to the carrying value, recorded a $9.2 million goodwill impairment for the Brazilian reporting unit. The goodwill impairment charge is reflected in a separate account caption in the consolidated statements of operations.

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

We acquired the Brazilian reporting unit in September 2016. During 2017, the Brazilian reporting unit did not meet revenue or cash flow objectives due primarily to longer than expected integration efforts and a smaller proportion of recurring revenues than previously anticipated. As a result of updating our long-term cash flow forecast as part of our annual assessment in 2017, we recorded an $8.4 million goodwill impairment for our Brazilian reporting unit.  While our business strategy in Brazil remains unchanged, during the third quarter of 2018, we updated our long-term cash flow forecast for the reporting unit to reflect recent performance indicators that suggest it will take longer to execute our long-term strategies to achieve anticipated growth and cash flow objectives.  The updated long-term cash flow forecast indicates a longer time horizon to positive cash flow, compared to the last update in 2017.  Upon completion of the analysis, the fair value of the Brazilian reporting units was substantially less than the carrying value.  As a result, management concluded that a $9.2 million impairment adjustment was required.  As of December 31, 2018, we have no remaining goodwill associated with the Brazilian reporting unit.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies are allowed to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the Consolidated Financial Statements contained within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $142.3 million and $14.1 million as of December 31, 2018 and 2017, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We are exposed to risk related to changes in interest rates. Borrowings under the Credit Facilities bear interest at rates that are variable. Increases in the prime rate would increase the interest rate on these borrowings. Decreases in the prime rate would decrease the interest rate on these borrowings only to the extent that the prime rate does not decrease below 4.25%.

At December 31, 2018, we had no borrowings under the Credit Facilities. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For 2018, 2017, and 2016, approximately 6%, 5%, and 3%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last two fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avalara, Inc.

Avalara, Inc.

Seattle, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalara, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2019

We have served as the Company's auditor since 2012.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$142,322	$14,075
Trade accounts receivable—net of allowance for doubtful accounts of $521 and $905, respectively	40,287	26,596
Prepaid expenses and other current assets	11,307	7,016
Total current assets before customer fund assets	193,916	47,687
Funds held from customers	13,113	13,082
Receivable from customers—net of allowance of $198 and $666, respectively	270	313
Total current assets	207,299	61,082
Noncurrent assets:
Property and equipment—net	33,373	25,394
Goodwill	61,300	72,482
Intangible assets—net	19,371	19,074
Other noncurrent assets	1,589	780
Total assets	$322,932	$178,812
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accrued expenses and trade payables	$47,064	$38,164
Deferred revenue	125,260	83,778
Credit facility and notes payable	—	859
Total current liabilities before customer funds obligations	172,324	122,801
Customer funds obligations	13,349	14,061
Total current liabilities	185,673	136,862
Noncurrent liabilities:
Deferred revenue	9,393	8,453
Deferred tax liability	560	1,854
Credit facility	—	38,840
Deferred rent	17,317	14,689
Other noncurrent liabilities	436	785
Total liabilities	213,379	201,483
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, par value $0.0001 per share– no shares and 12,309 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 13,814 authorized as of December 31, 2017 (aggregate liquidation preference of $10,930)	—	12,715
Series A-1 convertible preferred stock, par value $0.0001 per share– no shares and 4,688 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 5,012 authorized as of December 31, 2017 (aggregate liquidation preference of $2,081)	—	2,081
Series A-2 convertible preferred stock, par value $0.0001 per share– no shares and 279 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 279 authorized as of December 31, 2017 (aggregate liquidation preference of $472)	—	303
Series B convertible preferred stock, par value $0.0001 per share– no shares and 1,793 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 2,133 authorized as of December 31, 2017 (aggregate liquidation preference of $1,685)	—	3,756
Series B-1 convertible preferred stock, par value $0.0001 per share– no shares and 21,518 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 21,600 authorized as of December 31, 2017 (aggregate liquidation preference of $23,670)	—	23,259
Series C convertible preferred stock, par value $0.0001 per share– no shares and 7,069 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 7,069 authorized as of December 31, 2017 (aggregate liquidation preference of $20,000)	—	19,782
Series C-1 convertible preferred stock, par value $0.0001 per share– no shares and 8,511 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 8,590 authorized as of December 31, 2017 (aggregate liquidation preference of $12,767)	—	27,961
Series D convertible preferred stock, par value $0.0001 per share– no shares and 8,566 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 10,172 authorized as of December 31, 2017 (aggregate liquidation preference of $44,972)	—	41,130
Series D-1 convertible preferred stock, par value $0.0001 per share– no shares and 22,808 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 22,862 authorized as of December 31, 2017 (aggregate liquidation preference of $144,147)	—	143,915
Series D-2 convertible preferred stock, par value $0.0001 per share– no shares and 14,245 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively, 14,815 authorized as of December 31, 2017 (aggregate liquidation preference of $96,154)	—	96,019
Shareholders' equity (deficit):
Preferred stock, $0.0001 par value– no shares issued and outstanding at December 31, 2018 and December 31, 2017, and 20,000 shares authorized as of December 31, 2018	—	—
Common stock, $0.0001 par value– 66,769 and 5,992 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively, 600,000 and 153,945 shares authorized as of December 31, 2018 and December 31, 2017, respectively	7	1
Additional paid-in capital	599,493	18,121
Accumulated other comprehensive income (loss)	(2,345)	338
Accumulated deficit	(487,602)	(412,052)
Total shareholders’ equity (deficit)	109,553	(393,592)
Total liabilities and shareholders' equity (deficit)	$322,932	$178,812

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription and returns	$254,056	$199,942	$154,967
Professional services	18,042	13,217	12,459
Total revenue	272,098	213,159	167,426
Cost of revenue:
Subscription and returns	66,556	48,849	41,307
Professional services	12,093	9,128	7,206
Total cost of revenue	78,649	57,977	48,513
Gross profit	193,449	155,182	118,913
Operating expenses:
Research and development	51,909	41,264	32,848
Sales and marketing	168,817	133,794	103,483
General and administrative	39,603	34,286	36,875
Restructuring charges	—	752	—
Goodwill impairment	9,174	8,418	—
Total operating expenses	269,503	218,514	173,206
Operating loss	(76,054)	(63,332)	(54,293)
Other (income) expense:
Interest income	(1,553)	(77)	(18)
Interest expense	2,608	2,585	2,301
Other (income) expense, net	(583)	(495)	672
Total other (income) expense, net	472	2,013	2,955
Loss before income taxes	(76,526)	(65,345)	(57,248)
Provision for (benefit from) income taxes	(976)	(1,219)	640
Net loss	$(75,550)	$(64,126)	$(57,888)
Net loss per share attributable to common shareholders, basic and diluted	$(1.95)	$(11.39)	$(10.15)
Weighted average shares of common stock outstanding, basic and diluted	38,692	5,632	5,706

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net loss	$(75,550)	$(64,126)	$(57,888)
Other comprehensive income (loss)—Foreign currency translation	(2,683)	1,806	(634)
Total comprehensive loss	$(78,233)	$(62,320)	$(58,522)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)

(In thousands, except per share data)

								Total
	Convertible				Additional	Other		Shareholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2015	91,215,962	$283,640	5,643,959	$1	$7,013	$(834)	$(269,444)	$(263,264)
Issuance of Series D-2 preferred stock— net of issuance costs of $133	14,244,640	96,019						—
Exercise of stock options			878,017		2,645			2,645
Exercise of warrants	315,315	2,188	71,250		99			99
Stock-based compensation expense					8,139			8,139
Repurchase of shares	(3,989,712)	(10,926)	(1,581,107)		(15,538)		(20,484)	(36,022)
Issuance of common stock for acquisition			285,714		3,764			3,764
Loss on translation adjustment						(634)		(634)
Net loss							(57,888)	(57,888)
Balance at December 31, 2016	101,786,205	370,921	5,297,833	1	6,122	(1,468)	(347,816)	(343,161)
Shares tendered for cashless redemption			(167,250)		(2,481)			(2,481)
Exercise of stock options			593,698		2,283			2,283
Exercise of warrants			268,012		308			308
Stock-based compensation expense					11,779			11,779
Cumulative adjustment ASU 2016-09					110		(110)	—
Gain on translation adjustment						1,806		1,806
Net loss							(64,126)	(64,126)
Balance at December 31, 2017	101,786,205	370,921	5,992,293	1	18,121	338	(412,052)	(393,592)
Proceeds from initial public offering, net of underwriters' discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption			(613,567)		(11,589)			(11,589)
Exercise of stock options			1,373,962		10,478			10,478
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation cost					15,950			15,950
Repurchase of shares	(10,000)	(67)	(104,847)		(1,738)			(1,738)
Loss on translation adjustment						(2,683)		(2,683)
Shares issued to purchase intangible assets			37,708		2,555			2,555
Net loss							(75,550)	(75,550)
Balance at December 31, 2018	-	$-	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(75,550)	$(64,126)	$(57,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,802	10,859	10,425
Goodwill impairment	9,174	8,418	—
Stock-based compensation	15,921	11,757	8,112
Deferred tax expense	(1,294)	(1,307)	134
Amortization of deferred rent	190	(698)	789
Non-cash change in earnout liability	(402)	(715)	361
Change in preferred stock warrant liability	—	—	(28)
Non-cash bad debt (recovery) expense	(288)	(86)	2,907
Other	559	270	368
Changes in operating assets and liabilities:
Trade accounts receivable	(13,508)	159	(11,143)
Prepaid expenses and other current assets	(4,850)	(1,055)	(29)
Other long-term assets	(808)	725	802
Trade payables	(4,419)	(112)	2,853
Accrued expenses and other current liabilities	15,266	2,124	4,414
Deferred rent (lease incentives)	1,723	10,494	—
Deferred revenue	42,422	19,752	16,227
Net cash used in operating activities	(3,062)	(3,541)	(21,696)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	118	(2,301)	(5,816)
Cash paid for acquired intangible assets	(5,002)	—	—
Cash paid for acquisitions—net of cash acquired	—	—	(17,218)
Purchase of property and equipment	(15,483)	(13,955)	(6,660)
Net cash used in investing activities	(20,367)	(16,256)	(29,694)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	192,510	-	-
Payments on credit facility	(63,000)	(2,935)	(52,000)
Proceeds from credit facility	23,000	17,605	57,000
Payments of debt issuance costs	—	(469)	(481)
Payments on capital leases	—	(14)	(81)
Proceeds from issuance of convertible preferred stock	—	—	96,152
Repurchase of shares	(1,806)	—	(43,185)
Repayment of note payable	(234)	—	—
Payments of deferred financing costs	(2,084)	(1,240)	—
Convertible preferred stock issuance costs	—	—	(133)
Taxes paid related to net share settlement of stock-based awards	(2,365)	(811)	(1,776)
Net increase (decrease) in customer fund obligations	(118)	2,301	5,816
Payment related to business combination earnouts	(1,523)	(1,662)	(1,325)
Proceeds from exercise of stock options and common stock warrants	7,041	920	1,013
Net cash provided by financing activities	151,421	13,695	61,000
Foreign currency effect on cash and cash equivalents	255	(53)	(57)
Net change in cash and cash equivalents	128,247	(6,155)	9,553
Cash and cash equivalents—Beginning of year	14,075	20,230	10,677
Cash and cash equivalents—End of year	$142,322	$14,075	$20,230

(continued)

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Supplemental cash flow disclosures:
Cash paid for interest expense	$2,495	$2,112	$2,044
Cash paid for income taxes	390	354	259
Non-cash investing and financing activities:
Stock issued for acquisitions	$—	$—	$3,764
Property and equipment purchased under tenant improvement allowance	1,062	250	181
Property and equipment additions in accounts payable and accrued expenses	729	2,201	164
Deferred financing costs, accrued not yet paid	100	335	—
Fair value of common stock to be issued to purchase intangible assets	2,555	—	—
Accrued value of earnout related to acquisition	—	—	663
Cashless exercises of options and warrants	9,224	1,670	1,994
Cashless redemptions of options and warrants	11,589	2,481	1,989

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

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

The Company has wholly owned subsidiaries in the United Kingdom, Canada, Belgium, India, and Brazil that provide business development, software development, and support services.

2. Significant Accounting Policies

Initial Public Offering

In June 2018, the Company completed an initial public offering (“IPO”), in which the Company sold 8,625,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,125,000 additional shares of common stock, at the initial price to the public of $24.00 per share. The Company received net proceeds of $192.5 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $3.4 million. Immediately prior to the closing of the IPO, (1) all outstanding shares of preferred stock converted into shares of the Company’s common stock on a 2-to-1 basis, and (2) common stock warrants then outstanding were automatically net exercised into shares of the Company’s common stock. As of December 31, 2018, 66,768,563 shares of the Company’s common stock were outstanding.

Reverse Stock Split and Conversion of Series Preferred Stock

On May 10, 2018, the Company effected a 2-to-1 reverse stock split of outstanding common stock, including outstanding stock options and common stock warrants. At the same time, the Company amended its amended and restated articles of incorporation to trigger the automatic conversion of the Series Preferred Stock immediately prior to the closing of the IPO. As a result of the reverse stock split, the applicable conversion price was increased for each series of outstanding Series Preferred Stock. The increased conversion price effectively resulted in a 2-to-1 conversion ratio of Series Preferred Stock to common stock. All common share and per common share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect the reverse stock split. Series Preferred Stock amounts have been adjusted retrospectively only where the conversion to common stock is presented.

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

AVALARA, INC.

Notes to Consolidated Financial Statements

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. For the years ended December 31, 2018, 2017, and 2016, approximately 6%, 5%, and 3% of the Company’s revenues were generated outside of the United States, respectively. As of December 31, 2018 and 2017, approximately 7% and 11% of the Company’s long-lived assets were held outside of the United States. As of December 31, 2018 and 2017, approximately 3% and 5% of the Company’s long-lived assets were held in the United Kingdom.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include: the standalone value of each element in multiple-element arrangements for revenue recognition; the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for activation, integration, and setup fee activity (collectively, the “setup fee”); the valuation of acquired intangible assets; and the valuation of the fair value of reporting units for analyzing goodwill. Actual results could materially differ from those estimates.

Risks and Uncertainties

The Company has incurred significant operating losses since its inception, including net losses of $75.6 million, $64.1 million, and $57.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company had an accumulated deficit of $487.6 million and $412.1 million as of December 31, 2018 and 2017, respectively. The Company believes that its cash and cash equivalents of $142.3 million as of December 31, 2018 and the availability under its revolving credit facility, as is further outlined in Note 8, are adequate to satisfy its current obligations.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2: Inputs are quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•

Level 3: Inputs are unobservable inputs based on the Company’s assumptions and valuation techniques used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, trade accounts receivable, trade payables, and accrued expenses, due to their short-term nature. The carrying amount of the Company’s term loan and revolving credit facility, to the extent there is a carrying amount as of the balance sheet date, approximates fair value, considering the interest rates are based on the prime interest rate.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities with original maturities of three months or less and are carried at cost, which approximates market value given their short-term nature.

Customer Funds Assets and Obligations

Funds Held from Customers

The Company maintains trust accounts with financial institutions, which allows customers to outsource their tax remittance functions to the Company. The Company has legal ownership over the accounts utilized for this purpose. Funds held from customers represents cash and cash equivalents that, based upon the Company’s intent, are restricted solely for satisfying the obligations to remit funds relating to the Company’s tax remittance services. Funds held from customers are not commingled with the Company’s operating funds but are typically deposited with funds also held on behalf of other customers of the Company. Funds held from customers are deposited in accounts at FDIC-insured institutions.

Funds held from customers were $13.1 million as of both December 31, 2018 and 2017.

Receivables from Customers

Occasionally, the Company will pay a tax obligation to taxing authorities on behalf of its customer, prior to receiving funds from the customer or prior to receiving the refund due to the customer from the taxing authority. Accounts receivable from customers represent amounts the customer is contractually obligated to repay to the Company. The future economic benefit to the Company is restricted solely for the repayment of customer funds and taxing authority obligations.

Receivables from customers deemed uncollectible are charged against a separate allowance for doubtful accounts. The allowance against receivables from customers is a result of the Company assuming credit risk associated with its customers’ tax remittance obligations. The table below details the allowance against receivables from customers (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the year	$666	$754	$266
Charged to expense	(83)	(88)	517
Write-offs	(385)	-	(29)
Balance at the end of the year	$198	$666	$754

Customer Funds Obligations

Customer funds obligations represent the Company’s contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year.

AVALARA, INC.

Notes to Consolidated Financial Statements

Customer Funds Assets and Obligations in Consolidated Statement of Cash Flows

Cash flows related to the cash received from and paid on behalf of customers are reported as follows:

(1)	changes in customer funds obligations liability are presented as cash flows from financing activities;
(2)

changes in customer funds asset (e.g., customer funds held in cash and cash equivalents and receivable from customers and taxing authorities) are presented as net cash flows from investing activities; and

(3)	changes in customer funds asset account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

Trade Accounts Receivable

Trade accounts receivable represent amounts due from customers when the Company has invoiced the customer and has not yet received payment. An invoice is issued when the customer is contractually obligated to pay for software subscriptions and/or services. Trade accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing trade accounts receivable. The allowance for doubtful accounts is based on the assessment of collectability. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering several factors, including the age of each outstanding invoice and the collection history of each customer. Trade accounts receivable are recorded to bad debt expense when deemed uncollectible based on either a specific identification or the age of the receivable.

The table below details the allowance for doubtful accounts (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the year	$905	$1,324	$1,154
Charged to expense	(183)	(105)	2,390
Write-offs	(201)	(314)	(2,220)
Balance at the end of the year	$521	$905	$1,324

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, accounts receivable, and funds held from customers, which are held in financial institutions management believes have a high credit standing. To manage credit risk related to accounts receivable, the Company evaluates customers’ financial condition and generally collateral is not required.

As of December 31, 2018 and 2017, there were no customers that represented more than 10% of the Company’s net trade accounts receivable or more than 10% of the Company’s revenue in any of the periods presented.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is computed on the straight-line method over the estimated useful life of the asset or the lease term (for leasehold improvements), whichever is shorter.

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed and any resulting gain or loss is recorded in the consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

AVALARA, INC.

Notes to Consolidated Financial Statements

Research and Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead. Expenditures for research and development are expensed as incurred.

Software Capitalization

Software development costs for hosting customer transactions (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the years ended December 31, 2018, 2017, and 2016, $1.1 million, $1.0 million, and $0.8 million software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 6 years.

In circumstances where software is developed for both cloud-based software solutions and for the purpose of being sold, leased or otherwise marketed (i.e., customer hosted software), capitalization of development costs occurs after technological feasibility of the software is established and continues until the product is available for general release to customers. Since the Company’s developed software is available for general release concurrent with the establishment of technological feasibility, development costs are not capitalized in these circumstances.

Acquisitions and Goodwill

The Company’s identifiable assets acquired and liabilities assumed in a business combination are recorded at their acquisition date fair values. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include, but are not limited to:

•	future expected cash flows from customer agreements, customer lists, distribution agreements, and proprietary technology and non-compete agreements;
•	assumptions about the length of time the brand will continue to be used in the Company’s suite of solutions; and
•	discount rates used to determine the present value of recognized assets and liabilities.

The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. Goodwill impairments of $9.2 million and $8.4 million were recorded for the years ended December 31, 2018 and 2017, respectively (See Note 6). There was no goodwill impairment recorded for the year ended December 31, 2016.

The Company estimates the fair value of the acquisition-related earnout using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded income of $0.4 million and $0.7 million, and expense of $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets exceeds their fair value. If the carrying value exceeds the fair value, then an impairment test is performed to determine the fair value. In 2018, the Company evaluated the long-lived intangible assets in the Company’s Brazilian reporting unit for impairment as a result of an interim triggering event discussed in Note 6. No impairment of long-lived assets (other than goodwill as discussed in Note 6), including those in the Brazilian reporting unit, occurred in 2018. See Restructuring Charges for impairment recorded in 2017. No impairment of long-lived assets occurred in 2016.

Acquired Intangible Assets

Acquired intangible assets consist of developed technology, customer relationships, noncompetition agreements, and tradenames and trademarks, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis. Acquisition-related costs, primarily legal fees, are capitalized and included in the cost basis of the intangible asset when incurred.

The Company recognizes an earnout liability for acquisitions of intangible assets that are accounted for as an asset acquisition when the liability is earned and the amount is known. The earnout liability is capitalized as part of the cost of the assets acquired and amortized over the remaining useful life of the asset.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

The Company accounted for the tax effects of The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, on a provisional basis as of December 31, 2017. The Company completed its accounting during the one-year measurement period from enactment ending December 31, 2018. See Note 11 for further discussion of impacts of the Tax Act.

Revenue Recognition

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending upon whether the revenue recognition criteria have been met.

AVALARA, INC.

Notes to Consolidated Financial Statements

In most instances, the initial arrangement with customers includes multiple elements, comprised of subscription and/or professional services, along with non-refundable upfront fees for new customers. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Other than nonrefundable upfront fees, the Company’s services typically have standalone value because they are routinely sold separately. Professional services also have standalone value because there are third party vendors that provide similar professional services to customers on a standalone basis. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period beginning upon delivery of the final deliverable and continuing over the remaining term of the subscription contract.

The Company allocates revenue to each element in an arrangement based on the selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), or best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the BESP for each element.

The determination of BESP requires significant estimates and judgments. BESP is determined by considering the Company’s overall pricing objectives and current market conditions. Other factors considered include existing pricing and discounting practices, historical comparisons of contract prices to list prices, customer demographics, and gross margin objectives.

Revenue recognition begins when all the following criteria are met:

•	There is persuasive evidence of an arrangement;
•	The product or service is delivered to the customer;
•	The amount of fees to be paid by the customer is fixed or determinable; and
•	The collection of the fees is reasonably assured.

Sales and other taxes collected from customers to be remitted to the taxing jurisdiction are excluded from revenues.

Subscription and Returns Revenue

Subscription and returns revenue primarily consists of contractually agreed upon fees paid for using the Company’s cloud-based solutions and fees paid for preparing and filing transaction tax returns on behalf of customers. Under the Company’s subscription agreements, customers select a price plan that includes an allotted number of maximum transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refund of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, the Company will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis.

The Company’s subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s subscription contracts are generally non-cancelable except where contract terms provide rights to cancel in the first 60 days of the contract term. The Company reserves for estimated cancellations based on actual history. Current history of customer cancellations has not had a significant impact on revenue recognized.

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company invoices its subscription customers for the initial term at contract signing and at each subscription renewal. Initial terms generally range from twelve to eighteen months, and renewal periods are typically one year. Amounts that are contractually billable and have been invoiced, or which have been collected as cash are initially recorded as deferred revenue. While most of the Company’s customers are invoiced once at the beginning of the term, a portion of customers are invoiced quarterly or monthly.

Tax returns processing services include collection of tax data and amounts, preparation of all compliance forms, and submission to taxing authorities. Returns processing services are charged on a subscription basis for an allotted number of returns to process within a given time period or per return filing. The consideration allocated to a returns subscription is recognized as revenue over the contract period commencing when the subscription services are made available to the customer. The Company recognizes revenue when the return is filed when sold on a per return filing basis.

Included in the total subscription fee for cloud-based solutions are non-refundable upfront fees that are typically charged to each of the Company’s new customers. These fees are associated with work performed to set up a customer with the Company’s services, and do not have standalone value. The Company recognizes revenue for these fees over the expected term of the customer relationship, beginning when services commence. As of January 1, 2016, and through December 31, 2018, the Company estimated an expected customer relationships term of 6 years. The Company continues to evaluate the expected customer life and it is possible that the expected term of customer relationships may change in future periods.

Included in subscription and returns revenue is interest income on funds held for customers. The Company uses trust accounts at FDIC-insured institutions to provide tax remittance services to customers and collect funds from customers in advance of remittance to tax authorities. Prior to remittance, the Company earns interest on these funds. The interest income earned on funds held for customers was $1.1 million for the year ended December 31, 2018. Prior to April 1, 2018, the Company did not earn interest on these funds.

Professional Services Revenue

The Company bills for service arrangements on a fixed fee or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, data migrations, integration, training, and other support services. The consideration allocated to professional services is recognized as revenue when services are performed and are collectable under the terms of the associated contracts.

Deferred Revenue

Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. The Company typically invoices its customers annually in advance for its subscription-based contracts. Deferred revenue and accounts receivable are recorded at the beginning of the new subscription term. For some customers, the Company invoices in monthly, quarterly, or multi-year installments and, therefore, the deferred revenue balance does not necessarily represent the total contract value of all non-cancelable subscription agreements. Deferred revenue anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

Integration and Referral Partner Commissions

The Company utilizes independent partners to build and maintain integrations for business applications, such as accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These integrations link the business application to the Company’s cloud-based software solutions. Integration partners are paid a commission based on a percentage of the sales that use the integration. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales.

AVALARA, INC.

Notes to Consolidated Financial Statements

Referral partners bring new customers to the Company and receive a commission that is based on a percentage of the first-year sales. Some of the Company’s integration partners also refer customers that have purchased the partner’s business application.

The Company recognizes commissions related to integration and referral partners in sales and marketing costs when a binding customer order is agreed to by the Company and the customer. The Company expenses partner commissions as incurred and classifies these costs as sales and marketing expenses. Partner commissions totaled $21.7 million, $14.3 million, and $9.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

An immaterial portion of the Company’s revenue is generated from sales made through integration partners, rather than through the Company. For these transactions, the Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the Company’s solution, or on a net basis, which is the customer payment less partner commissions. The Company has determined that a gross presentation is appropriate for revenue generated through these integration partners, because the Company is the primary provider of services to the end customers and is the primary obligor in these relationships. In addition, the Company has customer credit risk for non-payment, and the Company has latitude in establishing and negotiating prices on transactions from these sources.

Cost of Revenue

Cost of revenue consists of personnel and related expenses for providing the Company’s solutions and supporting its customers, including salaries, benefits, bonuses, and stock-based compensation, direct costs and allocated costs associated with information technology, tax content, and allocated rent and overhead.

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs as sales and marketing expenses. Advertising expenses were $18.8 million, $22.7 million, $19.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Leases

The Company is a lessee of facilities in the United States, Canada, United Kingdom, Belgium, Brazil, and India and certain other equipment under non-cancelable lease agreements. The Company categorizes leases at their inception as either operating or capital leases. For certain lease agreements, the Company may receive rent holidays and other incentives, including allowances for leasehold improvements. Future operating lease payments are recognized as rent expense on a straight-line basis without regard to deferred payment terms, such as rent holidays. Incentives received are treated as a reduction of rent expense over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their estimated useful life or the term of the lease.

Foreign Currency Translation

Assets and liabilities of each of the Company’s foreign subsidiaries are translated at the exchange rate in effect at each period-end. Consolidated statement of operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity (deficit).

Employee Benefit Plan

The Company offers a salary deferral 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. The Company contributed $0.8 million, $0.7 million, and $0.6 million to the plan in 2018, 2017, and 2016, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each stock option, common stock warrant, restricted stock unit (“RSU”), or purchase right issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the date of grant. The fair value of stock options, common stock warrants, and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant. Beginning January 1, 2017, the Company accounts for forfeitures as they occur.

Deferred Financing Costs

Deferred financing costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to public offering of common stock, are capitalized. As of December 31, 2018 and 2017, $0.6 million and $1.6 million of deferred financing costs were recorded in prepaid expenses and other current assets, respectively. The deferred financing costs related to the IPO were offset against proceeds from the IPO upon the closing of the offering in June 2018.

Restructuring Charges

In August 2017, management approved a plan to close the Company’s Overland Park office and consolidate these operations into the Seattle and Durham locations. The restructuring plan was completed March 31, 2018.

In connection with this plan, the Company incurred restructuring charges of $0.8 million in 2017, including $0.7 million of termination benefits and other reorganization costs, primarily associated with integrating the operations and $0.1 million related to an impairment loss on fixed assets. No restructuring liability remained as of December 31, 2018. As of December 31, 2017, $0.6 million of restructuring liability remained.

Restructuring charges associated with this plan are included in restructuring charges in the consolidated statement of operations. Accrued termination benefits are recorded in accrued payroll and related taxes on the consolidated balance sheet. The accrued termination benefit balance as of December 31, 2017 was paid within one year.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01 which clarifies the definition of a business. The guidance in ASU No. 2017-01 is required for annual reporting periods beginning after December 15, 2018 for business entities that are not public, with early adoption permitted. The Company early adopted ASU No. 2017-01 in conjunction with the asset acquisitions outlined in Note 6.

In October 2016, the FASB issued ASU No. 2016-16, which modifies the accounting for income taxes consequences of intra-entity transfers of assets other than inventory. The guidance in ASU No. 2016-16 is required for annual reporting periods beginning after December 15, 2018 for business entities that are not public, with early adoption permitted. The Company early adopted ASU No. 2016-16 in conjunction with an intra-entity transfer of intellectual property that occurred in the fourth quarter of 2018. The adoption had an immaterial impact on the consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, related to Compensation—Stock Compensation (“Topic 718”). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, for business entities that are not public, although early adoption is permitted. The Company early adopted ASU No. 2016-09 on January 1, 2017. The Company elected to account for forfeitures upon occurrence and the net cumulative-effect was recognized as a $0.1 million increase to additional paid-in capital and a $0.1 million increase to accumulated deficit upon adoption. Also upon adoption, the Company recorded a $11.3 million cumulative-effect adjustment decrease in accumulated deficit and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 1, 2017. Since the realization of these deferred tax assets is not more likely than not to be recovered, in 2017 the Company recorded a $11.3 million valuation allowance against these deferred tax assets with an offsetting increase in accumulated deficit.

In January 2017, the FASB issued ASU No. 2017-04, which eliminates step two from the goodwill impairment test. Under the amendments in ASU No. 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 is effective for the Company in the first quarter of fiscal 2021 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted ASU No. 2017-04 on January 1, 2017. See Note 6 for further details.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition. This guidance is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to receive when products are transferred to customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period for public business entities, and for annual reporting periods beginning after December 15, 2018 for business entities that are not public. This guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

The Company has been assessing the impact of the adoption on its consolidated financial statements and accompanying disclosures in the footnotes to the financial statements. The adoption will change revenue recognition for non-refundable upfront fees charged to new customers. Currently, the Company recognizes revenue for these fees over the expected term of the customer relationship. Under the new guidance, the transaction price should be allocated to distinct performance obligations. Because upfront fees do not represent a distinct performance obligation, any such fees will be recognized over the period in which distinct performance obligations in the contract are satisfied, which is expected to be the subscription term. The Company is finalizing its analysis and the adoption of this guidance is expected to result in a reduction of approximately $11.0 to $15.0 million of deferred revenue from the consolidated balance sheet upon adoption.

The adoption will also require capitalization of certain costs of obtaining a contract that are currently expensed, such as certain employee sales commissions and partner commissions. These capitalized costs of obtaining a contract will be amortized over the expected period of benefit, which we consider to be the average customer life of six years. The Company expects to capitalize between $18.0 million and $22.0 million of contract costs (e.g., deferred commissions).

The Company does not expect the adoption of ASU No. 2014-09 to have any impact on its operating cash flow. The Company will adopt and implement the new revenue recognition guidance, effective January 1, 2019, using the modified retrospective approach.

AVALARA, INC.

Notes to Consolidated Financial Statements

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

In August 2016, the FASB issued ASU No. 2016-15, related to classification of certain cash receipts and payments. ASU No. 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU No. 2016-15 is required for annual reporting periods beginning after December 15, 2018 for business entities that are not public, with early adoption permitted. The Company adopted the guidance on January 1, 2019. The adoption had no impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, related to stock compensation for nonemployee share-based awards. ASU No. 2018-07 expands the scope of Topic 718 – Compensation – Stock Compensation to include share-based payments issued to nonemployees in order to align the accounting for employees and nonemployees. The guidance in ASU No. 2018-07 is required for annual reporting periods beginning after December 15, 2019 for business entities that are not public, with early adoption permitted. The Company currently intends to early adopt the guidance as of January 1, 2019. The Company does not believe the adoption will have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance in ASU No. 2018-15 is required for annual reporting periods beginning after December 15, 2020, for business entities that are not public, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall on dates presented as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$138,483	$138,483
Earnout related to acquisitions	—

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,261	$10,261	$	$
Earnout related to acquisitions	380			380

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis.

Earnout Liability

The Company estimates the fair value of earnout liabilities using the probability-weighted discounted cash flow and Monte Carlo simulations. The Company measured the fair value of the VAT Applications earnout liability upon acquisition of the company in 2015 using a Monte Carlo simulation approach which utilized a discount rate of 15% and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term. As of December 31, 2016, the earnout liability was valued utilizing a discount rate of 16% and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term.

During 2017, the Company agreed to settle its earnout obligations under the VAT Applications acquisition agreement for €2.5 million, or approximately $3.1 million. This fixed amount was paid in 2018.

In 2016, the Company acquired Gyori Eto Empreendimentos e Particpacoes (“Gyori”), a business that provides certain tax-related compliance solutions and content for the Brazilian market (see Note 5). The Company measured the fair value of the acquisition earnout liability using a Monte Carlo simulation approach which utilized a discount rate of 19% and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term. As of December 31, 2016 and 2017, the earnout liability was valued utilizing a discount rate of 20% and 22% respectively, and a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term. As of December 31, 2018, the fair value of the earnout liability was determined to be zero.

Earnout liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liability are recorded as other (income) expense, net in the consolidated statements of operations.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, except of the earnout liability for VAT Applications, is as follows (in thousands):

	December 31,	December 31,
	2018	2017
Earnout liability:
Balance beginning of period	$380	$6,235
Payments of earnout liability	—	(2,101)
Settlement of earnout liability	—	(3,051)
Total unrealized (gains) losses included in other income	(380)	(703)
Balance end of period	$—	$380

Assets measured at fair value on a non-recurring basis

During 2018 and 2017, certain non-financial assets were measured at fair value on a non-recurring basis, including goodwill and certain intangible assets. In 2018, goodwill related to the Brazilian reporting unit, with a total carrying value of $9.2 million after considering currency fluctuations during the year, was written down to fair value of zero, resulting in a $9.2 million impairment charge in the year ended December 31, 2018. In 2017, goodwill related to the Brazilian reporting unit, with a total carrying value of $19.8 million was written down to fair value of $11.4 million, resulting in an impairment charge of $8.4 million in the year ended December 31, 2017. The fair value was determined using significant unobservable (Level 3) inputs. See Note 6 for additional details on the impairment charge and valuation methodologies.

AVALARA, INC.

Notes to Consolidated Financial Statements

4. Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	December 31,	December 31,
	Life (Years)	2018	2017
Computer equipment and software	3	$12,904	$12,884
Internally developed software	6	3,620	2,512
Furniture and fixtures	5	5,850	4,459
Office equipment	5	586	622
Leasehold improvements	1 to 10	26,788	20,339
		49,748	40,816
Accumulated depreciation		(16,375)	(15,422)
Property and equipment—net		$33,373	$25,394

Depreciation expense was $6.8 million, $4.9 million, and $5.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

Prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid expenses	$9,578	$5,077
Deferred financing costs	643	1,575
Deposits	325	244
Other	761	120
Total	$11,307	$7,016

Accrued expenses and trade payables consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll and related taxes	$3,800	$4,155
Accrued bonus	10,766	6,280
Accrued sales commissions	6,889	2,904
ESPP contributions	6,473	-
Accrued state, federal, and local taxes	1,827	1,044
Accrued referral source commissions	5,535	4,270
Trade payables	4,847	9,822
Earnout liabilities	116	3,061
Accrued leasehold improvements	424	1,288
Other	6,387	5,340
Total	$47,064	$38,164

AVALARA, INC.

Notes to Consolidated Financial Statements

5. Acquisition

September 2016 Acquisition of Gyori in Brazil

On September 22, 2016, the Company completed a stock purchase agreement (the “Gyori Purchase”) to acquire Gyori Eto Empreendimentos e Particpacoes (“Gyori”), a business that provides tax-related compliance solutions and content for the Brazilian market. The business was previously conducted by five separate companies and was combined into one holding company, Gyori, several months prior to the closing of the acquisition. The Company accounted for the Gyori Purchase as a business combination. As a result of the acquisition, the Company further expanded its global reach and its ability to provide transaction tax solutions in one of the world’s most complicated transaction tax jurisdictions.

The Company continues to integrate Gyori’s operations, including sales activities and general and administrative functions into the Company’s worldwide operations, and has re-branded the product offerings to use the Avalara tradename. Acquisition-related costs of $1.2 million for the year ended December 31, 2016 were primarily for professional fees to perform due diligence and legal fees associated with the acquisition.

The total purchase price was $21.7 million, consisting of $17.2 million in cash, 285,710 shares of common stock valued at $3.8 million, and an earnout provision valued upon acquisition at $0.7 million with a maximum payout of $6.8 million based on future financial performance. The earnout provides for three annual payouts based on achieving specified growth in base annual recurring revenue (“BARR”) for each year. The BARR, as defined in the stock purchase agreement, is based on such revenue from July 1, 2015 to June 30, 2016. The maximum annual payments that can be earned in each of the next three-year periods is as follows:

(1)	For Year 1 (July 1, 2016 to June 30, 2017) achieving 25% growth over BARR earns $0.6 million;
(2)	for Year 2 (July 1, 2017 to June 30, 2018), achieving 68.75% growth over BARR earns $2.5 million; and
(3)	for Year 3 (July 1, 2018 to June 30, 2019), achieving 144.69% growth over BARR earns $3.7 million.

The earnout was originally recognized at fair value at the date of the business combination and was recorded as a liability on the balance sheet. The earnout is adjusted to fair value quarterly (see Note 3). No amounts were earned in the Year 1 or Year 2 performance periods.

The allocation of the fair value of the assets acquired and the liabilities assumed in the Gyori Purchase is provided in the following table (in thousands):

Assets acquired:
Current assets	$628
Other non-current assets	65
Developed technology, customer relationships, and other intangibles	4,669
Goodwill (includes assembled workforce)	19,382
Total assets acquired	24,744
Liabilities assumed:
Debt obligations, current portion	495
Other current liabilities	903
Debt obligations, non-current portion	89
Deferred tax liabilities	1,257
Other non-current liabilities	349
Total liabilities assumed	3,093
Net assets acquired	$21,651

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company utilizes different valuation approaches and methodologies to determine the fair value of the acquired assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangibles in the Gyori Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Assigned Useful Life
Customer relationships	$1,073	Multi-period excess earnings-income approach	20.0%	10 years
Trademarks and trade names	81	Relief from royalty- income approach	20.0%	1 year
Developed technology and customer database	3,387	Relief from royalty- income approach	19.0%	6 years
Noncompetition agreements	128	With-and-without valuation- income approach	20.0%	3 years

The excess of the purchase price over the net identifiable tangible and intangible assets of $19.4 million was recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be non-deductible for tax purposes.

During the third quarter of 2018, the Company recorded a $9.2 million goodwill impairment charge related to the Brazil business (see Note 6). During the fourth quarter of 2017, the Company recorded an $8.4 million goodwill impairment charge related to the Brazil business. The charge is included in Goodwill impairment in the consolidated statement of operations.

For the period from the date of the Gyori acquisition through December 31, 2016, revenue was $1.2 million and the pre-tax loss was $1.4 million from the Gyori business. The unaudited pro forma combined results of operations for the year ended December 31, 2016 for Avalara and Gyori as though the companies were combined as of January 1, 2016 is revenue of $172.0 million and net loss of $59.7 million. The unaudited pro forma financial information also included the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangibles. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Gyori acquisition had taken place as of January 1, 2016.

6. Intangible Assets

Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,412	$(9,202)	$6,210
Developed technology	3 to 8	30,935	(17,806)	13,129
Noncompete agreements	3 to 5	574	(542)	32
Tradename and trademarks	1 to 4	420	(420)	—
		$47,341	$(27,970)	$19,371

		December 31, 2017
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,270	$(7,347)	$7,923
Developed technology	3 to 8	24,781	(13,785)	10,996
Noncompete agreements	3 to 5	586	(446)	140
Tradename and trademarks	1 to 4	419	(404)	15
		$41,056	$(21,982)	$19,074

AVALARA, INC.

Notes to Consolidated Financial Statements

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes that this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $6.0 million, $5.7 million, and $5.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively. Future amortization expense as of December 31, 2018, related to these finite-lived intangible assets is expected to be as follows (in thousands):

Years Ending December 31
2019	$5,652
2020	4,607
2021	3,355
2022	2,413
2023	1,989
Thereafter	1,355
$19,371

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired certain intangible assets from Atlantax Systems, Inc (“Atlantax”) pursuant to a purchase arrangement structured to incent Atlantax to convert their existing customers to become Avalara customers. Total consideration for the purchase is based on an earnout computed on future revenue recognized by the Company over the next four years, up to a maximum of $1.9 million. At closing, the Company funded $0.4 million to Atlantax as a prepayment against future earnings. As of December 31, 2018, the total prepayment of $0.4 million was capitalized as a customer relationship intangible asset and is being amortized using an estimated useful life of five years. As future earnout payments become known, those costs will be capitalized as part of the customer relationship asset and amortized over the remaining useful life. The Company incurred immaterial legal costs related to the transaction that were capitalized as part of the customer relationship asset.

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future revenue and billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023, with the first earnout period ending December 31, 2018. The cash portion of the earnout is computed based on eligible billings in the measurement period. The number of shares of common stock to be issued is computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period.

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

The Company incurred approximately $0.1 million in legal costs related to the transaction that were capitalized as part of the developed technology asset. As of December 31, 2018, total consideration of $7.1 million, consisting of the cash paid, the fair value of the Company’s common stock on the date of the asset purchase, and the transaction costs incurred, was allocated to the acquired assets based on the relative fair value, consisting of a $6.6 million developed technology intangible asset that will be amortized using an estimated useful life of 6 years and a $0.5 million current other receivable for a refundable tax credit owed to the Company related to transfer taxes paid to the Sellers. As future earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. As of December 31, 2018, an earnout liability of $0.1 million was recorded within accrued expenses and trade payables on the consolidated balance sheet.

AVALARA, INC.

Notes to Consolidated Financial Statements

Goodwill

Changes in the carrying amount of goodwill through December 31, 2018, are summarized as follows (in thousands):

Balance—January 1, 2018	$72,482
Cumulative translation adjustments	(2,008)
Goodwill impairment	(9,174)
Balance—December 31, 2018	$61,300

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. During the third quarter of 2018, the Company updated its long-term cash flow forecast for the Brazilian reporting unit to reflect recent performance indicators that suggested it will take longer to execute on the Company’s long-term strategies to achieve anticipated growth and cash flow objectives. The updated long-term cash flow forecast indicated a longer time horizon to positive cash flow, compared to the last update in the fourth quarter of 2017. As a result, management concluded that there was an interim triggering event and performed an impairment test during the third quarter of 2018 on an interim basis. This test resulted in a $9.2 million impairment of the Brazilian goodwill reporting unit, which was recorded during the third quarter of 2018. The goodwill impairment charge is included in Goodwill impairment in the consolidated statements of operations.

The Company used a quantitative approach to measure the fair value of its Brazilian reporting unit using a discounted cash flow approach, which is a Level 3 measurement. The Company concluded it was not appropriate to use a market valuation approach due primarily to a lack of publicly traded companies in similar businesses. The discounted cash flow analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested, and determination of revenue multiples, which are based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting unit. The weighted average cost of capital used in the Company’s analysis was 30%. Upon completion of the analysis, the fair value of the Brazilian reporting unit was substantially less than the carrying value.

As part of the Company’s annual impairment test, a qualitative impairment test was performed for the Company’s U.S. reporting unit. The Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying value.

A quantitative impairment test was performed for the Company’s European reporting unit. Upon completion, the fair value of the European reporting unit was in excess of the carrying value. When following a quantitative approach, the Company measures the fair value of its reporting units using a combination of a discounted cash flow approach and the market valuation approach using publicly traded company multiples in similar businesses, which are Level 3 measurements. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested, and determination of revenue multiples, which are based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting unit. The weighted average cost of capital used in the Company’s most recent annual impairment test was 25%.

AVALARA, INC.

Notes to Consolidated Financial Statements

In the first ten months of 2017, the Brazilian reporting unit did not meet revenue or cash flow objectives due primarily to longer than expected integration efforts and a smaller proportion of recurring revenues than previously anticipated. This led to a delay in the forecasted timing of future revenue and cash flow compared to previous expectations. In addition to delaying cash flows, management also updated its internal forecast to reflect lower assumed future revenue growth rates. As a result, management concluded that an $8.4 million impairment adjustment was required. The goodwill impairment charge is included in Goodwill impairment in the consolidated statements of operations.

The Company had $17.6 million and $8.4 million of accumulated goodwill impairment as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has no remaining goodwill associated with the Brazilian reporting unit.

7. Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for office facilities in the United States, Canada, United Kingdom, Belgium, Brazil and India that expire through 2028. Rent expense was $9.9 million, $5.7 million, and $4.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company’s obligation for payments under these leases is as follows (in thousands):

Years Ending December 31	Operating Leases
2019	$9,095
2020	9,533
2021	10,048
2022	9,585
2023	8,965
Thereafter	32,729
Total minimum lease payments(1)	$79,955

(1) Minimum lease payments have not been reduced by minimum sublease rentals of $5.4 million due in the future under noncancelable subleases.

In June 2016, the Company entered into an office lease agreement (the “King Street Lease”), which the Company began using in the first quarter of 2018 for its new corporate headquarters. The Company’s lease for its former corporate headquarters will expire at the end of 2022. The Company entered into a sublease agreement for its former corporate headquarters in the fourth quarter of 2018. Sublease income was $0.3 million for 2018.

The King Street Lease provides for a term of 120 full calendar months commencing when the Landlord delivers the premises to the Company, which was in the first quarter of 2018. Pursuant to the King Street Lease, base rent will be approximately $231,424 per month for the first ten months following the commencement of the term, and will increase each twelve-month period thereafter and as additional floors are added to the lease. Further, base rent will be approximately $578,872 per month for the final twelve months of the lease. The base rent payments do not include the Company’s proportionate share of any operating expenses for the location.

Commitments

The Company has commitments related to network infrastructure, hosting services, and software licenses. The Company’s obligation for future payments under these contracts is $4.4 million, $3.5 million, and $3.5 million for each of the years ending December 31, 2019 through 2021, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

Contingencies

Loss contingencies may arise in connection with the ordinary conduct of the Company’s business activities. The Company considers all loss contingencies on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable and estimable. The Company establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable. These accruals represent management’s estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Significant judgment is required to determine both likelihood of there being a probable loss and the estimated amount of a loss. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrual, but will evaluate other disclosure requirements and continue to monitor the matter for developments that would make the loss contingency both probable and reasonably estimable. The ultimate outcome of any litigation relating to a loss contingency is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources and other factors.

Pursuant to the Company’s agreement with the Streamlined Sales Tax Governing Board, Inc., or SST, the Company calculates and remits sales taxes to certain states on behalf of its customers, and that agreement contains provisions detailing the circumstances under which the Company may become liable to member states in the event of delinquent payment of taxes. In a situation where the state is conducting a sales tax audit and the Company’s customer has declared bankruptcy or otherwise terminated operations before the appropriate documentation or tax liabilities have been remitted to the taxing jurisdiction, the Company could be held to be financially responsible for certain tax liabilities.

The Company accrues for estimated losses for SST sales tax audits at the time it recognizes revenue based on an evaluation of the history of loss in comparison to historical revenue. The Company adjusts this estimate as needed when actual experience differs from previously recorded amounts, or when a particularly significant or unusual claim or liability is deemed probable of payment by the Company. The reserve for estimated losses from SST sales tax audits is $0.1 million and $0.1 million as of December 31, 2018 and 2017, respectively.

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of December 31, 2018 and 2017, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of December 31, 2018 or 2017 because it has not determined that a loss is probable. While no claim has been asserted against the Company, if such claim were made, the Company would vigorously defend itself. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

AVALARA, INC.

Notes to Consolidated Financial Statements

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid. The Company has also moved to transfer the matter to the United States District Court located in Seattle, Washington. The Company intends to continue to vigorously defend against PTP’s allegations.

8. Debt

Loan and Security Agreement

In November 2017, the Company amended its June 2016 loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”). The credit arrangements included a senior secured $30.0 million term loan facility that was repaid in August 2018, and currently includes a $50.0 million revolving credit facility (collectively, the “Credit Facilities”). The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, must be repaid in November 2019. The obligations under the Credit Facilities are collateralized by substantially all the assets of the Company, including intellectual property, receivables, and other tangible and intangible assets.

Using a portion of the proceeds from the IPO, in June 2018, the company repaid $33.0 million of borrowings outstanding under the revolving credit facility and in August 2018, the Company repaid $30.0 million of borrowings outstanding under the term loan. There were no borrowings outstanding under the Credit Facilities as of December 31, 2018.

Collectively, the Credit Facilities include several affirmative and negative covenants, including a requirement that the Company maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in its business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of December 31, 2018, the Company was in compliance with all covenants of the Credit Facilities.

The Company is required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facilities, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate plus 1.75%.

In August 2008, the Company entered into a note payable for $0.4 million that bears interest at 2.54%. The note was payable and due upon demand with a remaining balance of $0.2 million as of December 31, 2017. The note was repaid in April 2018.

AVALARA, INC.

Notes to Consolidated Financial Statements

Outstanding borrowings consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Current portion:
Credit facilities	$—	$625
Note payable	—	234
Total current portion of long-term debt	$—	$859
Noncurrent portion:
Credit facilities	—	38,840
Total noncurrent portion of long-term debt	$—	$38,840

Deferred financing fees, net of amortization, related to the Credit Facility are reflected as a direct reduction in the carrying amount of noncurrent debt in the balance sheet as of December 31, 2017 and the table above. Upon closing the November 2017 amendment to the Credit Facilities, the Company paid commitment fees to the Lenders of $0.4 million. In the third quarter of 2018, concurrent with the repayment of the remaining borrowings under the Credit Facilities, $0.1 million of the deferred financing fees, net of amortization, related to the term loan were written off. As of December 31, 2018 and 2017, deferred financing fees, net of amortization, were $0.2 million and $0.5 million, respectively. The remaining deferred financing fees as of December 31, 2018 relate to the revolving credit facility and were reclassified to the prepaid expenses and other current assets line item in the balance sheet.

9. Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Authorized Capital—Common Stock and Preferred Stock

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

During 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million.

Convertible Preferred Stock

Immediately prior to the completion of the IPO, all outstanding shares of preferred stock converted into 50,888,014 shares of the Company’s common stock on a 2-to-1 basis. As of December 31, 2018, there were no shares of convertible preferred stock issued and outstanding.

AVALARA, INC.

Notes to Consolidated Financial Statements

The following shares of common stock had been reserved for issuance upon conversion of the preferred stock, (in thousands):

December 31,
2017
Conversion of outstanding Series A preferred stock	6,154
Conversion of outstanding Series A-1 preferred stock	2,344
Conversion of outstanding Series A-2 preferred stock	139
Conversion of outstanding Series B preferred stock	896
Conversion of outstanding Series B-1 preferred stock	10,759
Conversion of outstanding Series C preferred stock	3,534
Conversion of outstanding Series C-1 preferred stock	4,255
Conversion of outstanding Series D preferred stock	4,283
Conversion of outstanding Series D-1 preferred stock	11,404
Conversion of outstanding Series D-2 preferred stock	7,122
Total shares of common stock reserved for future issuance	50,890

The Company had designated ten outstanding series of convertible redeemable preferred stock (collectively, the “Series Preferred Stock”, consisting of Series A, A-1, and A-2, Series B and B-1, Series C and C-1, Series D, D-1 and D-2) as of December 31, 2017. As of December 31, 2017, the Company was authorized to issue 106,346,091 shares of preferred stock with a par value of $0.0001 per share.

Prior to the IPO, the Series Preferred Stock had conversion to common and liquidation values per share as follows:

Preferred Stock Series	Purchase Date	Conversion Ratio to Common Stock	Per Share Liquidation Preference
A	November 30, 2005	2:1	$0.8880
A-1	March 15, 2009	2:1	0.4440
A-2	January 21, 2010	2:1	1.6908
B	May 14, 2010	2:1	0.9400
B-1	November 5, 2010	2:1	1.1000
C	June 18, 2012	2:1	2.8291
C-1	November 13, 2013	2:1	1.5000
D	February 12, 2014	2:1	5.2500
D-1	November 10, 2014	2:1	6.3200
D-2	September 12, 2016	2:1	6.7500

The rights, preferences, privileges, and restrictions for the Series Preferred Stock were as follows:

Voting

The Series Preferred Stock was entitled to vote on all matters submitted to the shareholders for a vote together with the holders of common stock, in addition to being entitled to vote as a separate class, or classes, on certain other matters. Each share of common stock was entitled to one vote. Each share of Series Preferred Stock was entitled to a number of votes equal to the number of shares of common stock issuable upon conversion of such Series Preferred Stock as of the record date for such vote.

AVALARA, INC.

Notes to Consolidated Financial Statements

Dividends

The Company could not declare or pay or set apart any dividend on any shares of Series Preferred Stock unless the Company simultaneously declared and paid an equivalent dividend in respect of each of the other outstanding shares of Series Preferred Stock (on a converted to common basis). No dividends were declared or paid during the years ended December 31, 2018, 2017, and 2016.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of Series Preferred Stock then outstanding were entitled to receive by reason of their ownership in preference to any distribution of assets of the Company to the holders of the common stock or any other of the preferred stock that ranked junior in liquidation to the Series Preferred Stock, on a pari passu basis, an amount per share equal to the liquidation value plus all declared and unpaid dividends on such shares of Series Preferred Stock. The table above lists the liquidation value of the Series Preferred Stock before adjustment for stock dividends, stock splits, combinations, reorganizations, recapitalizations, reclassifications, or similar transactions affecting the number of outstanding shares.

The Series Preferred Stock contained provisions that, in the event of a change in the control of the Company, gave the holders of the Series Preferred Stock liquidation rights equal to the liquidation preference on the Series Preferred Stock. Due to these redemption characteristics, the Company’s convertible preferred stock was presented separate and apart from permanent shareholders’ equity (deficit) in the consolidated balance sheets.

Conversion Rights

The Series Preferred Stock was convertible to common stock. Any shares of Series Preferred Stock may, at the option of the holder, have been converted at any time into fully-paid and non-assessable shares of common stock. The Series Preferred Stock also contained an anti-dilution conversion feature under which the respective conversion prices established at the time of each issuance of Series Preferred Stock were reset to a lower conversion price, if and when, the Company is to issue additional shares of any class of stock at a price that is lower than the initial conversion price established in each respective issuance of Series Preferred Stock. This form of anti-dilution protection commonly referred to as “down-round protection”, was never triggered.

Warrant Instruments

There were no warrants to purchase common stock outstanding as of December 31, 2018.

At December 31, 2017, the following warrants to purchase common stock were outstanding:

Class	Shares (In thousands)	Exercise Price	Fair Value at Issuance	Term (Years)
Common stock	490	$1.50 to $13.84	$0.178 to $6.280	10

At December 31, 2016, the following warrants to purchase common stock were outstanding:

Class	Shares (In thousands)	Exercise Price	Fair Value at Issuance	Term (Years)
Common stock	678	$0.96 to $12.60	$0.046 to $5.120	10

AVALARA, INC.

Notes to Consolidated Financial Statements

Common Stock Warrants

Common stock warrants were granted to the Company’s Board of Directors for services provided. During each of 2018, 2017, and 2016, the Company issued 80,000 common stock warrants with weighted average exercise prices of $16.60, $13.84, and $12.60 per share, respectively. The warrants were valued with a grant date fair value of $0.5 million, $0.5 million, and $0.4 million, respectively, and were expensed as general and administrative expenses for the years ended December 31, 2018, 2017, and 2016, respectively. The common stock warrants contained net settlement provisions that allowed for net exercise and expired in connection with the closing of a public offering of the Company’s common stock, if unexercised at that date. During 2018, and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. See Note 10 for further discussion of how the Company accounts for stock-based compensation.

10. Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, and RSUs. As of December 31, 2018, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”) and the Taxcient, Inc. (“Taxcient”) 2005 Stock Option Plan (the “Taxcient Plan”) and had RSUs outstanding under the 2018 Plan. As of December 31, 2018, the Company also has an employee stock purchase plan. As of December 31, 2017, the Company had stock options outstanding under the 2006 Plan and the Taxcient Plan.

In April 2018, the Company’s Board of Directors adopted the 2018 Plan which became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The 2018 Plan is administered by the Company’s Board of Directors and the Compensation and Leadership Development Committee of the Board of Directors. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of December 31, 2018, 265,024 shares were subject to outstanding awards and 5,197,276 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options are not assumed or substituted, outstanding options shall become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan to employees, directors, advisors, and consultants providing services to the Company. The 2006 Plan was terminated in connection with the Company’s IPO. Accordingly, no shares are available for future awards under this plan. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. The 2006 Plan was administered by the Company’s Board of Directors and the Compensation and Leadership Development Committee of the Board of Directors. The 2006 Plan provides that on the occurrence of certain strategic events, such as a change in control, the vesting of outstanding options shall be accelerated by an amount of time equal to the vesting period that has elapsed prior to such event, whether or not such options are assumed or substituted in the transaction. If the surviving or acquiring corporation does not assume such options, they will terminate prior to the transaction.

As of December 31, 2018, there were 10,889,879 shares subject to outstanding stock options under the 2006 Plan.

In connection with the Company’s acquisition of Taxcient in 2010, the Company assumed the outstanding stock options issued by Taxcient under the Taxcient Plan, with appropriate adjustments to the number of shares and per share exercise prices in accordance with the merger agreement. At the time of the acquisition, the Company terminated the Taxcient Plan for purposes of future grants. As of December 31, 2018, there were 13,591  shares subject to outstanding options under the Taxcient Plan, respectively, all of which were fully vested.

AVALARA, INC.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Stock-based compensation cost:
Common stock warrants	$512	$484	$372
Stock options	13,279	11,295	7,767
Restricted stock units	90	-	-
Employee stock purchase plan	2,069	-	-
Total stock-based compensation cost	$15,950	$11,779	$8,139

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2018	10,727,125	$9.94	7.00	$71,430
Options granted	2,564,528	19.59
Options exercised	(1,373,962)	7.63
Options cancelled or expired	(823,621)	13.78
Options outstanding as of December 31, 2018	11,094,070	12.17	6.81	210,523
Options exercisable as of December 31, 2018	6,735,086	$9.00	5.63	$149,206

A summary of options outstanding and vested as of December 31, 2018 is as follows:

	Options Outstanding		Options Vested and Exercisable
	Number	Weighted Average	Number Vested	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$0.70 to $1.90	998,478	2.16	998,478	2.16
2.86 to 6.40	1,173,571	4.27	1,173,571	4.27
8.04 to 11.72	1,476,371	5.23	1,472,047	5.23
12.20 to 15.06	4,696,460	7.56	2,926,377	7.37
16.06 to 24.00	2,558,590	9.12	163,780	8.96
31.99 to 42.21	190,600	9.63	833	9.92
	11,094,070		6,735,086

The total intrinsic value of options exercised during 2018, 2017, and 2016 was $17.4 million, $6.6 million, and $8.6 million, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017, and 2016, was $9.07, $6.44, and $5.76 per share, respectively. During the year ended December 31, 2018, 2,002,503 options vested. There were 4,358,984 options unvested as of December 31, 2018.

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each option grant. As of December 31, 2018, $27.6 million of total unrecognized compensation cost related to stock options was expected to be recognized over a period of approximately three years.

All stock-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award, generally the four-year, straight-line vesting period. For the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2018	2017	2016
Fair value of common stock	$16.86 to $42.21	$13.84 to $16.06	$12.34 to $13.84
Volatility	40%	40% to 43%	40 to 45%
Expected term	6 years	6 years	6 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	2.55% to 3.10%	2.02% to 2.22%	1.35% to 2.26%

The Board of Directors intends all options granted to be exercisable at a price per share not less than the per share fair value of the Company’s common stock underlying those options on the date of grant. Following the closing of the IPO, the fair value per share of the Company’s common stock for purposes of determining stock-based compensation is the closing price of the Company’s common stock as reported on the applicable grant date.

Prior to the IPO, the fair value of the common stock underlying stock options and common stock warrants was estimated by the Board of Directors, with input from management and third-party valuation firms. The enterprise value utilized in determining the fair value of common stock for financial reporting purposes was estimated using the market approach and the income approach. Under the market approach, the Company used the guideline public company method, which estimates the fair value of the business enterprise based on market prices of stock of guideline public companies and the option pricing method. Indications of value were estimated by utilizing revenue multiples to measure enterprise value. The guideline merged and acquired company method was not utilized in the valuation, as the Company regarded the method as less reliable as management believed it did not directly reflect the Company’s future prospects. The income approach estimated the enterprise value based on the present value of the Company’s future estimated cash flows and the residual value beyond the forecast period. The residual value was based on an exit (or terminal) multiple observed in the comparable company method analysis. The future cash flows and residual value were discounted to their present value to reflect the risks inherent in the Company achieving these estimated cash flows. The discount rate was based on venture capital rates of return for companies nearing an initial public offering. The discount rate was applied using the mid-year convention. The mid-year convention assumes that cash flows are generated evenly throughout the year, as opposed to in a lump sum at the end of the year.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for 2018:

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
RSUs outstanding as of January 1, 2018	—	$—
RSUs granted	74,757	32.69
RSUs vested	—	—
RSUs cancelled	(333)	33.52
RSUs outstanding as of December 31, 2018	74,424	$32.69

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each RSU grant based on the fair value of the Company’s underlying common stock on the date of grant. As of December 31, 2018, $2.3 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a period of approximately four years.

2018 Employee Stock Purchase Plan

In April 2018, the Company’s Board of Directors adopted the 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering period began on June 15, 2018 and ended on January 31, 2019. Future offering periods will begin on August 1 and February 1 (or such other date determined by the Company’s Board of Directors or Compensation and Leadership Development Committee).

Under the ESPP, eligible employees can acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Employees generally are eligible to participate in the ESPP if they are a U.S. employee and are employed for at least 20 hours per week. The Company may impose additional restrictions on eligibility. Eligible employees can select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period in the applicable offering period. An employee’s participation automatically ends upon termination of employment for any reason.

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP.

As of December 31, 2018, there was approximately $0.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining terms of the initial offering period that ended on January 31, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

For 2018, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

December 31,
2018
Fair value of common stock	$24.00 to $38.18
Volatility	40%
Expected term	0.5 years
Expected dividend yield	n/a
Risk-free interest rate	2.90% to 2.96%

11. Income Taxes

Domestic and foreign components of loss before income tax are as follows (in thousands):

	December 31,
	2018	2017	2016
Domestic	$(48,949)	$(41,575)	$(54,743)
Foreign	(27,577)	(23,770)	(2,505)
Total	$(76,526)	$(65,345)	$(57,248)

Major components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	317	87	552
Total current income tax provision	317	87	552
Deferred:
Federal	(825)	(368)	435
State	64	90	38
Foreign	(532)	(1,028)	(385)
Total deferred income tax provision	(1,293)	(1,306)	88
Total	$(976)	$(1,219)	$640

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, (1) reduction of the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and (4) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations).

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018.  As of December 31, 2017, the Company had not completed its accounting of all the enactment-date income tax effects of the Act, for the following areas: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income.

AVALARA, INC.

Notes to Consolidated Financial Statements

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $44.8 million, of which $0.7 million impacted deferred tax expense. The remainder of the re-measurement was offset by a valuation allowance resulting in no impact to tax expense. During 2018, the Company adjusted the provisional amount to $0.9 million tax benefit, which is included as a component of income tax expense from continuing operations.  At December 31, 2018, the Company completed the accounting for all of the enactment-date income tax effects of the Act.

The one-time transition tax is based on total post-1986 earnings and profits (“E&P”). Due to the overall accumulated E&P deficit at the measurement date, the Company did not record a provisional amount for the one-time transition tax liability for each of the foreign subsidiaries. The Company finalized its calculations of the transition tax liability during 2018 and confirmed its position of accumulated E&P deficit and did not record a tax liability for the one-time transition tax.

The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. An entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, no GILTI-related deferred amounts were recorded in 2017. As of December 31, 2018, the Company has elected to account for GILTI in the year the tax is incurred as a period cost.

It is the Company’s intention to reinvest the earnings of non-U.S. subsidiaries in those operations. As of December 31, 2018, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Reconciliation of Provision (Benefit) for Income Taxes

Major differences between the U.S. statutory rate (21% for 2018 and 35% for 2017 and 2016) and the effective tax rate are as follows (in thousands):

	December 31,
	2018	2017	2016
Tax at statutory rate	$(16,071)	$(22,871)	$(20,156)
State taxes	(3,375)	(2,531)	(1,863)
Research and development credits	(471)	(1,460)	(793)
Changes in tax law	—	(840)	—
Stock-based compensation	(3,246)	(3,110)	85
Goodwill impairment	3,119	2,903	—
Foreign rate differential	(2,488)	1,815	748
Change in valuation allowance	20,006	21,644	22,118
Intercompany intangible asset sale	1,811	—	—
Other	(261)	3,231	501
Total	$(976)	$(1,219)	$640

AVALARA, INC.

Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$91,529	$74,215
Share-based compensation	8,219	6,622
Deferred revenue	2,186	2,748
Research and development credit, net of uncertain tax position reserve	4,182	3,586
Other	7,134	2,672
Total deferred tax assets	113,250	89,843
Deferred tax liabilities:
Definite lived intangibles	(590)	(2,137)
Other	(5,368)	(1,714)
Total deferred tax liabilities	(5,958)	(3,851)
Net deferred tax assets before valuation allowance	107,292	85,992
Valuation allowance	(107,852)	(87,846)
Net deferred tax liability	$(560)	$(1,854)

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $342.5 million and $292.2 million, respectively, and state NOLs of approximately $219.2 million and $173.9 million, respectively. If not utilized, the federal and state NOLs will expire in varying amounts beginning in 2024 for federal purposes and 2018 for state purposes. In addition, the Company has $49.3 million of net operating loss carryforwards for federal income tax purposes that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period.  The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year. The Company recently performed a Section 382 study to determine whether the use of its organically generated NOLs was subject to limitation and concluded that no Section 382 limitation would apply. As of December 31, 2018, $1.1 million of the Company’s acquired federal NOLs were subject to Section 382 limitations. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs.  The Company has U.S. research and development credit carryforwards of $9.1 million as of December 31, 2018, which will begin to expire in 2030.

The Company has assessed its ability to realize its deferred tax assets and has recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of its deferred tax assets, the Company placed a significant amount of weight on its history of generating U.S. tax losses, including in the current year. The increase in the valuation allowance each period was primarily related to U.S. federal and state tax losses incurred during the period.

Accounting for Uncertainty in Income Taxes

The Company has established an accrual for uncertain tax positions related to its U.S. research and development credits and for the valuation of intellectual property transferred between international entities. As of December 31, 2018 and 2017, the Company had $4.1 million and $3.3 million of unrecognized tax benefits, of which the total amount that would impact the effective tax rate, if recognized, is $0.2 million. The Company has not recorded any interest or penalties related to its unrecognized tax benefits. However, any such amounts recorded in the future will be classified as a component of income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

AVALARA, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at January 1	$3,300	$2,727	$3,796
Additions for tax positions related to the current year	1,446	867	242
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	(628)	(294)	(1,311)
Reductions related to settlements	—	—	—
Reductions related to a lapse of statute	—	—	—
Balance at December 31	$4,118	$3,300	$2,727

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. No U.S. federal income tax payments were made due to the Company’s NOL position. The Company made income tax payments of $0.4 million, $0.4 million, and $0.3 million related to the operations of its foreign subsidiaries for the years ended December 31, 2018, 2017, and 2016, respectively. With limited exceptions, all tax years for which the Company has filed a tax return remain open due to the existence of NOLs.

12. Net Loss Per Share Attributable to Common Shareholders

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common shareholders	$(75,550)	$(64,126)	$(57,888)
Denominator:
Weighted-average common shares outstanding-basic	38,692	5,632	5,706
Dilutive effect of share equivalents resulting from stock options, common stock warrants and convertible preferred shares (as converted)	—	—	—
Weighted-average common shares outstanding-diluted	38,692	5,632	5,706
Net loss per common share, basic and diluted	$(1.95)	$(11.39)	$(10.15)

AVALARA, INC.

Notes to Consolidated Financial Statements

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Options to purchase common shares	11,271	10,507	8,653
Unvested restricted stock units	9	—	—
Employee stock purchase plan shares	71	—	—
Common stock warrants	236	580	679
Convertible preferred shares (as converted)	23,562	50,893	47,185
Preferred stock warrants	—	—	26
Total	35,149	61,980	56,543

13. Subsequent Events

On January 10, 2019, the Company entered into an office lease agreement in Pune, India to replace several existing office leases, which expire incrementally beginning in September 2019 through July 2022. Minimum lease payments over the 60-month lease term, which begins May 2019, are approximately $7.3 million. Minimum lease payments do not include the Company’s proportionate share of any operating expenses. The lease agreement also required a $0.8 million refundable security deposit.

On January 22, 2019, the Company acquired the operating assets of Compli, Inc., a provider of compliance services, technology, and software to producers, distributors, and importers of alcoholic beverages in the United States. Total cash consideration for the purchase was $13.2 million at closing. The purchase agreement provides for additional consideration of up to $4.0 million under an earnout provision. The earnout amount is based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ending January 31, 2020.

On February 6, 2019, the Company acquired intellectual property and other assets of Indix Corporation, an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. Total cash consideration for the purchase was $7.1 million at closing. The purchase agreement provides for additional consideration to be paid of up to $3.0 million under an earnout provision. The earnout amount is based on the successful transition and achievement of development milestones established in the purchase agreement. These milestones conclude by February 6, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2018.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve our transactional processing and financial reporting by providing more automation and standardization.  During the quarter ended December 31, 2018, we completed the implementation of the ERP system in the U.S.  We believe the implementation of the ERP system and related changes to internal controls will provide the ability to scale our business in the future and enhance our internal controls over financial reporting.  We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during 2018 and will evaluate the operating effectiveness of related controls during subsequent periods.

There were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)

Consolidated Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

(3)

Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-224850) filed with the SEC on June 4, 2018)

10.1+

Avalara, Inc. 2006 Equity Incentive Plan, as amended, and related forms of award agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.2+

Taxcient, Inc. (f/k/a vAudit Group, Inc.) 2005 Stock Option Plan, as amended, and related forms of award agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.3+

Avalara, Inc. 2018 Equity Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.4+	Avalara, Inc. 2017 Leadership Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.5+

Avalara, Inc. 2018 Executive and Sales Leadership Bonus Plan and related forms of award agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.6+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.7+

Form of Outside Director Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.8+

Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.9+

Executive Employment Agreement between the Registrant and Scott McFarlane dated June 19, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.10+

Executive Employment Agreement between the Registrant and William Ingram dated June 19, 2017 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.11+

Executive Employment Agreement between the Registrant and Alesia Pinney dated June 19, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.12+

Executive Employment Agreement between the Registrant and Pascal Van Dooren dated April 13, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.13

Loan and Security Agreement among the Registrant, Silicon Valley Bank, and Ally Bank dated June 6, 2016 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.14

First Amendment to Loan and Security Agreement among the Registrant, Silicon Valley Bank, and Ally Bank dated April 28, 2017 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.15

Second Amendment to Loan and Security Agreement among the Registrant, Silicon Valley Bank, and Ally Bank dated November 16, 2017 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.16

Lease Agreement between W2007 Seattle Office Second and Spring Building Realty, LLC and Avalara, Inc. dated August 14, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.17

Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 9, 2016 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.18

First Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 1, 2017 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.19

Second Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated October 2, 2017 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.20

Third Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated November 29, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.21

Fourth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated February 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.22

Fifth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated September 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on November 8, 2018)

10.23

Ninth Amended and Restated Investors’ Rights Agreement, dated September 12, 2016, as amended (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.24

Tenth Amended and Restated Voting Agreement, dated September 12, 2016 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.25*+	Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalara, Inc.

Date: February 28, 2019	By:	/s/ Scott M. McFarlane
Scott M. McFarlane
Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott M. McFarlane	Director, Chairman, Chief Executive Officer, and President	February 28, 2019
Scott M. McFarlane	(Principal Executive Officer)

/s/ William D. Ingram	Chief Financial Officer and Treasurer	February 28, 2019
William D. Ingram	(Principal Financial Officer)

/s/ Daniel E. Manning	Chief Accounting Officer	February 28, 2019
Daniel E. Manning	(Principal Accounting Officer)
/s/ Marion R. Foote	Director	February 28, 2019
Marion R. Foote

/s/ Edward A. Gilhuly	Director	February 28, 2019
Edward A. Gilhuly

/s/ Benjamin J. Goux	Director	February 28, 2019
Benjamin J. Goux

/s/ Tami L. Reller	Director	February 28, 2019
Tami L. Reller

/s/ Justin L. Sadrian	Director	February 28, 2019
Justin L. Sadrian

/s/ Rajeev Singh	Director	February 28, 2019
Rajeev Singh

/s/ Chelsea R. Stoner	Director	February 28, 2019
Chelsea R. Stoner

/s/ Gary L. Waterman	Director	February 28, 2019
Gary L. Waterman

/s/ Kathleen M. Zwickert	Director	February 28, 2019
Kathleen M. Zwickert