Form 10-Q
period 2019-03-31
AVALARA, INC.
filed 2019-05-08
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	AVLR	New York Stock Exchange

As of April 30, 2019, the registrant had 69,950,469 shares of common stock, $0.0001 par value per share, outstanding.

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
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,878	$142,322
Trade accounts receivable—net of allowance for doubtful accounts of $539 and $521, respectively	45,381	40,287
Deferred commissions	6,062	—
Prepaid expenses and other current assets	13,255	11,307
Total current assets before customer fund assets	211,576	193,916
Funds held from customers	19,365	13,113
Receivable from customers—net of allowance of $283 and $198, respectively	1,238	270
Total current assets	232,179	207,299
Noncurrent assets:
Property and equipment—net	33,819	33,373
Goodwill	78,842	61,300
Intangible assets—net	26,440	19,371
Deferred commissions	19,582	—
Other noncurrent assets	1,824	1,589
Total assets	$392,686	$322,932
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$9,536	$4,847
Accrued expenses	41,600	42,217
Deferred revenue	131,733	125,260
Total current liabilities before customer fund obligations	182,869	172,324
Customer fund obligations	20,502	13,349
Total current liabilities	203,371	185,673
Noncurrent liabilities:
Deferred revenue	981	9,393
Deferred tax liability	599	560
Deferred rent	16,927	17,317
Other noncurrent liabilities	1,835	436
Total liabilities	223,713	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value– no shares issued and outstanding at March 31, 2019 and December 31, 2018, and 20,000 shares authorized as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value– 69,903 and 66,769 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, and 600,000 shares authorized as of March 31, 2019 and December 31, 2018	7	7
Additional paid-in capital	640,996	599,493
Accumulated other comprehensive loss	(2,807)	(2,345)
Accumulated deficit	(469,223)	(487,602)
Total shareholders’ equity	168,973	109,553
Total liabilities and shareholders' equity	$392,686	$322,932

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Subscription and returns	$78,231	$57,870
Professional services	6,739	3,507
Total revenue	84,970	61,377
Cost of revenue:
Subscription and returns	20,978	14,817
Professional services	4,329	2,692
Total cost of revenue	25,307	17,509
Gross profit	59,663	43,868
Operating expenses:
Research and development	15,956	12,619
Sales and marketing	38,208	37,307
General and administrative	15,234	9,211
Total operating expenses	69,398	59,137
Operating loss	(9,735)	(15,269)
Other (income) expense:
Interest income	(767)	(36)
Interest expense	111	894
Other (income) expense, net	48	(30)
Total other (income) expense, net	(608)	828
Loss before income taxes	(9,127)	(16,097)
Provision for (benefit from) income taxes	116	(848)
Net loss	$(9,243)	$(15,249)

Net loss per share attributable to common shareholders, basic and diluted	$(0.14)	$(2.47)
Weighted average shares of common stock outstanding, basic and diluted	68,381	6,170

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(9,243)	$(15,249)
Other comprehensive income (loss)—Foreign currency translation	(462)	603
Total comprehensive loss	$(9,705)	$(14,646)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,243)	$(15,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,681	2,990
Stock-based compensation	6,560	3,510
Deferred tax expense	39	(1,018)
Amortization of deferred rent	(133)	301
Non-cash change in earnout liability	—	(71)
Non-cash bad debt expense	222	67
Other	58	180
Changes in operating assets and liabilities:
Trade accounts receivable	(5,535)	(6,428)
Prepaid expenses and other current assets	(1,705)	(1,907)
Other long-term assets	(236)	110
Trade payables	3,590	(1,736)
Accrued expenses and other current liabilities	(10,373)	(5,771)
Deferred commissions	(6,377)	—
Deferred revenue	9,031	11,647
Net cash used in operating activities	(10,421)	(13,375)
Cash flows from investing activities:
Net increase in customer fund assets	(7,224)	(18,527)
Cash paid for acquired intangible assets	(131)	—
Cash paid for acquisitions of businesses	(17,310)	—
Purchase of property and equipment	(2,114)	(3,625)
Net cash used in investing activities	(26,779)	(22,152)
Cash flows from financing activities:
Proceeds from credit facility	—	18,000
Payments of deferred financing costs	(39)	—
Net increase in customer fund obligations	7,143	18,527
Proceeds from exercise of stock options and common stock warrants	27,311	326
Proceeds from purchases of stock under employee stock purchase plan	7,664	—
Taxes paid related to net share settlement of stock-based awards	(93)	(2,016)
Repurchase of shares	—	(819)
Net cash provided by financing activities	41,986	34,018
Foreign currency effect on cash and cash equivalents	(230)	56
Net change in cash and cash equivalents	4,556	(1,453)
Cash and cash equivalents—Beginning of period	142,322	14,075
Cash and cash equivalents—End of period	$146,878	$12,622

(continued)

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow disclosures:
Cash paid for interest expense	$63	$770
Cash paid for income taxes	77	96

Non-cash investing and financing activities:
Accrued purchase price related to acquisitions	$2,984	$—
Accrued value of earnout related to acquisitions of businesses	5,952	—
Stock issued for acquisitions of intangible assets	50	—
Property and equipment purchased under tenant improvement allowance	—	621
Property and equipment additions in accounts payable and accrued expenses	938	3,719
Deferred financing costs in accounts payable and accrued expenses	272	502
Cashless exercises of options and warrants	5	5,699
Cashless redemptions of options and warrants	98	7,715

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with transaction tax requirements worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes, such as sales and use tax, value-added tax (VAT), excise tax, lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries in the United Kingdom, Canada, Belgium, India, and Brazil that provide business development, software development, and support services.

2.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The accompanying interim consolidated balance sheet as of March 31, 2019, the consolidated interim statements of operations for the three months ended March 31, 2019 and 2018, the consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

The Company adopted the new revenue recognition accounting standard, Accounting Standards Codification (“ASC”) 606, effective January 1, 2019 on a modified retrospective basis (see Recently Adopted Accounting Standards). Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three months ended March 31, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Fair Value Measurements

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

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, trade accounts receivable, trade payables, and accrued expenses due to their short-term nature. The carrying amount of the Company’s revolving credit facility, to the extent there is a carrying amount as of the balance sheet date, approximates fair value, considering the interest rate is based on the prime interest rate.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the first quarter of 2019.

Income Taxes

The Company’s deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company assesses its income tax positions and records income taxes based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, common stock warrant, restricted stock unit (“RSU”), or purchase right issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the date of grant. The fair value of stock options, common stock warrants, and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, warrant or right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Revenue Recognition – ASC 606

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided in an amount that reflects the consideration expected to be entitled to in exchange for those services. The Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

The Company determines revenue recognition through the following five-step framework:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers, which primarily include subscription services and professional services. The transaction price is determined based on the amount to which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer, and the Company may mitigate exposures to credit risk by requiring payments in advance. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes, which are collected on behalf of, and remitted to, governmental authorities.

Subscription and Returns Revenue

Subscription and returns revenue primarily consists of contractually agreed upon fees paid for using the Company’s cloud-based solutions, which include tax determination and compliance management services, and fees paid for preparing and filing transaction tax returns on behalf of customers. Under the Company’s subscription agreements, customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, the Company will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis.

The Company’s subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are non-cancelable except where contract terms provide rights to cancel in the first 60 days of the contract term. Cancellations under the Company’s standard subscription contracts are not material, and do not have a significant impact on revenue recognized. Tax returns processing services include collection of tax data and amounts, preparation of compliance forms, and submission to taxing authorities. Returns processing services are primarily charged on a subscription basis for an allotted number of returns to process within a given time period.

Revenue is recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. The Company invoices its subscription customers for the initial term at contract signing and at each subscription renewal. Initial terms generally range from 12 to 18 months, and renewal periods are typically one year. Amounts that are contractually billable and have been invoiced, or which have been collected as cash, are initially recorded as deferred revenue or contract liabilities. While most of the Company’s customers are invoiced once at the beginning of the term, a portion of customers are invoiced semi-annually, quarterly, or monthly.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Included in the total subscription fee for cloud-based solutions are non-refundable upfront fees that are typically charged to the Company’s new customers. These fees are associated with work performed to set up a customer with the Company’s services, and do not represent a distinct good or service. Instead, the fees are included within the transaction price and allocated to the remaining performance obligations in the contract. The Company recognizes revenue for these fees in accordance with the revenue recognition for those performance obligations.

Also included in subscription and returns revenue is interest income on funds held for customers. The Company uses trust accounts at FDIC-insured institutions to provide tax remittance services to customers and collect funds from customers in advance of remittance to tax authorities. After collection and prior to remittance, the Company earns interest on these funds.

Professional Services Revenue

The Company bills for service arrangements on a fixed fee, milestone, or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, data migrations, integration, training, and other support services. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

Judgments and Estimates

The Company’s contracts with customers often include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Subscription services and professional services are both distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company allocates revenue to each performance obligation based on the relative SSP. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration observable prices, market conditions and entity-specific factors. This includes a review of historical data related to the services being sold and customer demographics. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual services due to the stratification of those services by information such as size and type of customer.

The revenue recognition accounting policy for ASC 605 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The revenue recognition accounting policy for ASC 605 is applied to the disclosures in Note 6, which include amounts presented for 2019. There were no changes to the ASC 605 policy during the first quarter of 2019.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain costs related to employee sales incentive programs and partner commission programs represent incremental costs of obtaining a contract and therefore should be capitalized. Capitalized costs are included in deferred commissions on the consolidated balance sheets. These deferred commissions are amortized over an estimated period of benefit of generally six years. The Company determined the period of benefit by taking into consideration its past experience with customers, the expected life of acquired technology that generates revenue, industry peers, and other available information. The period of benefit is generally longer than the term of the initial contract because of anticipated renewals. The Company elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less.

Recently Adopted Accounting Standards

As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition, and is codified as ASC 606. This guidance is based on principles that govern the recognition of revenue at the amount an entity expects to be entitled to receive as services are provided to customers. The Company adopted the new revenue recognition standard in the first quarter of 2019 on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2019.

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet resulting from the adoption of ASC 606 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 606	Balance at January 1, 2019
Assets
Trade accounts receivable	$40,287	$(805)	$39,482
Deferred commissions, current portion	—	4,464	4,464
Deferred commissions, net of current portion	—	14,803	14,803
Liabilities and shareholders' equity
Accrued expenses	42,217	2,090	44,307
Deferred revenue, current portion	125,260	(3,157)	122,103
Deferred revenue, net of current portion	9,393	(8,093)	1,300
Accumulated deficit	(487,602)	27,622	(459,980)

The adoption changed the revenue recognition for non-refundable upfront fees included with new or upgraded subscriptions. Prior to the adoption of the new revenue recognition standard, the Company recognized revenue for these fees over the expected term of the customer relationship. Under the new guidance, the transaction price is allocated to distinct performance obligations. Because upfront fees do not represent a distinct performance obligation, any such fees will be recognized over the period in which distinct performance obligations in the contract are satisfied, which is typically the subscription term. The new revenue recognition standard also changed the determination of the contract term associated with subscriptions that were upgraded during the subscription term. Prior to the adoption of the new revenue recognition standard, additional fees associated with an upgraded subscription for services already delivered were recognized retrospectively upon upgrade. Under the new guidance, the fees related to the upgraded subscriptions are recognized prospectively over the contract term.

The adoption also changed the revenue recognition for contracts that include non-standard, extended customer cancellation provisions. Under the new guidance, a contract only exists for the period of time in which a contract cannot be cancelled, which generally corresponds to the termination notice period. Prior to the adoption of the new revenue recognition standard, non-standard, extended cancellation provisions were not a factor in determining the term of a contract. To the extent cash is received for a contract that includes a non-standard, extended cancellation provision, deferred revenue is recognized only for the amount for which the Company has an enforceable right. A contract liability is established for the remaining amount.

The new revenue recognition standard requires the Company to estimate variable consideration at contract inception as an increase or decrease to the transaction price. The total transaction price, inclusive of variable consideration, is allocated to performance obligations, or distinct service periods within a performance obligation, on a relative SSP basis and recognized as performance obligations are satisfied. Prior to the adoption of the new revenue recognition standard, overage fees, concessions, and cancellations allowed in the first 60 days of a standard subscription contract were recognized as they occurred.

The new revenue recognition standard requires capitalization of certain incremental costs of obtaining a contract, such as certain employee sales commissions and partner commissions, which impacts the period in which the expense is recorded. Prior to the adoption of the new revenue recognition standard, those commission costs were expensed as incurred. Under the new revenue recognition standard, the Company is required to capitalize incremental costs of obtaining a contract and amortize them over the expected period of benefit, which is generally six years.  This results in a deferral of sales commission and partner commission expense each period.

For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 6.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

ASU No. 2016-15

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

ASU No. 2018-07

In June 2018, the FASB issued ASU No. 2018-07, related to stock compensation for nonemployee share-based awards. ASU No. 2018-07 expands the scope of Topic 718 – Compensation – Stock Compensation to include share-based payments issued to nonemployees, with certain exceptions, in order to align the accounting for employees and nonemployees. The guidance in ASU No. 2018-07 is required for annual reporting periods beginning after December 15, 2019 for business entities that are not public, with early adoption permitted. The Company adopted the guidance on January 1, 2019. The adoption had an immaterial impact on the consolidated financial statements.

New Accounting Standards Not Yet Adopted

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02 which requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting standards. The guidance is effective in 2020 for business entities that are not public with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. The Company currently expects that most operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption. While the Company has not yet quantified the impact, these adjustments will increase total assets and total liabilities relative to such amounts reported prior to adoption.

ASU No. 2018-15

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

3.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$140,316	$140,316	$	$
Earnout related to acquisitions	5,952			5,952

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$138,483	$138,483	$	$
Earnout related to acquisitions	—			—

Earnout Liability

In connection with an acquisition accounted for as a business combination under ASC 805, earnout liabilities are recorded at estimated fair value on a recurring basis. Acquisitions accounted for as business combinations that occurred during the first quarter of 2019 are discussed in Note 5.

The Company estimates the fair value of earnout liabilities for business combinations using the probability-weighted discounted cash flow and Monte Carlo simulations. As of March 31, 2019, the earnout liability associated with the 2019 acquisition of substantially all of the assets of Compli, Inc. (“Compli”) was valued utilizing a discount rate of 5.4%, and the earnout liability associated with the 2019 acquisition of substantially all of the assets of Indix Corporation (“Indix”) was valued utilizing discount rates ranging from 5.4% to 5.8%. Each 2019 acquisition was valued using a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term of the earnout. As of December 31, 2018 and March 31, 2019, the earnout liability associated with the 2016 acquisition of Gyori was determined to be zero.

Earnout liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liabilities associated with business combinations are recorded as other (income) expense, net in the consolidated statements of operations.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Earnout liability:
Balance beginning of period	$—	$380
Fair value of earnout liability originally recorded	5,952	—
Total unrealized (gains) losses included in other income	—	(380)
Balance end of period	$5,952	$—

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2019, the fair value of the earnout liabilities recorded during the first quarter of 2019 did not materially change from the fair value that was originally recorded at the date of acquisition.

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during the first quarter of 2019, except as discussed in Note 5.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Life (Years)	2019	2018
Computer equipment and software	3	$13,948	$12,904
Internally developed software	6	4,075	3,620
Furniture and fixtures	5	6,462	5,850
Office equipment	5	586	586
Leasehold improvements	1 to 10	27,108	26,788
		52,179	49,748
Accumulated depreciation		(18,360)	(16,375)
Property and equipment—net		$33,819	$33,373

Depreciation expense was $2.0 million for the three months ended March 31, 2019 and $1.6 million for the three months ended March 31, 2018.

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid expenses	$11,080	$9,578
Deferred financing costs	853	643
Deposits	115	325
Other	1,207	761
Total	$13,255	$11,307

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll and related taxes	$5,359	$3,800
Accrued state, federal, and local taxes	1,902	1,827
Accrued bonus	3,252	10,766
Employee stock purchase plan contributions	1,990	6,473
Accrued sales commissions	3,504	6,889
Accrued partner commissions	6,105	5,535
Accrued earnout liabilities	5,980	116
Contract liabilities	4,208	—
Accrued purchase price related to acquisitions	1,584	—
Other	7,716	6,811
Total	$41,600	$42,217

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations under the new revenue recognition standard. See Recently Adopted Accounting Standards in Note 2 and Contract Liabilities in Note 6.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

5.	Acquisitions of Businesses

January 2019 Acquisition of Compli

On January 22, 2019, the Company completed the acquisition of substantially all of the assets of Compli under an Asset Purchase Agreement (the “Compli Purchase”). Compli is a provider of compliance services, technology, and software to producers, distributors, and importers of alcoholic beverages in the United States. The Company accounted for the Compli Purchase as a business combination. As a result of the acquisition, the Company expanded its ability to provide transaction tax solutions and content for the alcoholic beverage industry. The transaction costs associated with the acquisition were not material.

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ending January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in accrued expenses on the consolidated balance sheet as of March 31, 2019. The earnout is adjusted to fair value quarterly (see Note 3).

Estimated fair values of the assets acquired and the liabilities assumed in the Compli Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Current assets	$505
Developed technology, customer relationships, and other intangibles	4,288
Goodwill	12,807
Total assets acquired	17,600
Liabilities assumed:
Current liabilities	482
Total liabilities assumed	482
Net assets acquired	$17,118

The estimated fair values are preliminary in nature and subject to adjustments, which could be material. The Company is currently in the process of finalizing the valuations related to the acquired intangible assets and contingent consideration. The valuations will be finalized when certain information arranged to be obtained has been received and the Company’s review of that information has been completed.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Compli Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$3,250	Multi-period excess earnings-income approach	13%	6 years
Trademarks and trade names	32	Relief from royalty- income approach	13%	2 years
Developed technology and customer database	910	Relief from royalty- income approach	13%	6 years
Noncompetition agreements	96	With-and-without valuation- income approach	13%	3 years

The excess of the purchase price over the net identified tangible and intangible assets of $12.8 million has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be non-deductible for tax purposes.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

For the period from the date of the Compli acquisition through March 31, 2019, revenue was $0.8 million and pre-tax loss was $0.1 million from the Compli business.

February 2019 Acquisition of Indix

On February 6, 2019, the Company completed the acquisition of substantially all of the assets of Indix under an Asset Purchase Agreement (the “Indix Purchase”). Indix is an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. The Company accounted for the Indix Purchase as a business combination. As a result of the acquisition, the Company intends to use the Indix artificial intelligence to maintain and expand its tax content database. The transaction costs associated with the acquisition were not material.

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for payouts of $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is recorded in accrued expenses on the consolidated balance sheet. The earnout is adjusted to fair value quarterly (see Note 3).

Estimated fair values of the assets acquired and the liabilities assumed in the Indix Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Current assets	$94
Developed technology	4,472
Goodwill	4,953
Total assets acquired	9,519
Liabilities assumed:
Current liabilities	392
Total liabilities assumed	392
Net assets acquired	$9,127

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

These estimated fair values are preliminary in nature and subject to adjustments, which could be material. The Company is currently in the process of finalizing the valuations related to the acquired intangible assets and contingent consideration. The valuations will be finalized when certain information arranged to be obtained has been received and the Company’s review of that information has been completed.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Indix Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Developed technology	$4,472	Relief from royalty- income approach	24.5%	6 years

The excess of the purchase price over the net identified tangible and intangible assets of $5.0 million has been recorded as goodwill, which includes cost savings expected from the use of the acquired technology and the value of the assembled workforce. The goodwill is expected to be non-deductible for tax purposes.

For the period from the date of the Indix acquisition through March 31, 2019, pre-tax loss was $0.7 million from the Indix business.

6.	Revenue

The Company adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2019. See Note 2 for a description of the Company’s ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three months ended March 31, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year. The revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. There were no changes to the Company’s ASC 605 policy during the first quarter of 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Balance Sheets – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated balance sheet as of March 31, 2019 (in thousands):

	March 31,			December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,878	$—	$146,878	$142,322
Trade accounts receivable—net of allowance for doubtful accounts	45,381	919	46,300	40,287
Deferred commissions	6,062	(6,062)	—	—
Prepaid expenses and other current assets	13,255	—	13,255	11,307
Total current assets before customer fund assets	211,576	(5,143)	206,433	193,916
Funds held from customers	19,365	—	19,365	13,113
Receivable from customers—net of allowance for doubtful accounts	1,238	—	1,238	270
Total current assets	232,179	(5,143)	227,036	207,299
Noncurrent assets:
Property and equipment—net	33,819	—	33,819	33,373
Goodwill	78,842	—	78,842	61,300
Intangible assets—net	26,440	—	26,440	19,371
Deferred commissions	19,582	(19,582)	—	—
Other noncurrent assets	1,824	—	1,824	1,589
Total assets	$392,686	$(24,725)	$367,961	$322,932

Liabilities and shareholders' equity
Current liabilities:
Trade payables	$9,536	$—	$9,536	$4,847
Accrued expenses	41,600	(4,208)	37,392	42,217
Deferred revenue	131,733	4,951	136,684	125,260
Total current liabilities before customer fund obligations	182,869	743	183,612	172,324
Customer fund obligations	20,502	—	20,502	13,349
Total current liabilities	203,371	743	204,114	185,673
Noncurrent liabilities:
Deferred revenue	981	8,499	9,480	9,393
Deferred tax liability	599	—	599	560
Deferred rent	16,927	—	16,927	17,317
Other noncurrent liabilities	1,835	—	1,835	436
Total liabilities	223,713	9,242	232,955	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—	—	—
Common stock	7	—	7	7
Additional paid-in capital	640,996	—	640,996	599,493
Accumulated other comprehensive income (loss)	(2,807)	—	(2,807)	(2,345)
Accumulated deficit	(469,223)	(33,967)	(503,190)	(487,602)
Total shareholders’ equity	168,973	(33,967)	135,006	109,553
Total liabilities and shareholders' equity	$392,686	$(24,725)	$367,961	$322,932

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Operations (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statement of operations for the three months ended March 31, 2019 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$78,231	$84	$78,315	$57,870
Professional services	6,739	(53)	6,686	3,507
Total revenue	84,970	31	85,001	61,377
Cost of revenue:
Subscription and returns	20,978	—	20,978	14,817
Professional services	4,329	—	4,329	2,692
Total cost of revenue	25,307	—	25,307	17,509
Gross profit	59,663	31	59,694	43,868
Operating expenses:
Research and development	15,956	—	15,956	12,619
Sales and marketing	38,208	6,376	44,584	37,307
General and administrative	15,234	—	15,234	9,211
Total operating expenses	69,398	6,376	75,774	59,137
Operating loss	(9,735)	(6,345)	(16,080)	(15,269)
Other (income) expense:
Interest income	(767)	—	(767)	(36)
Interest expense	111	—	111	894
Other (income) expense, net	48	—	48	(30)
Total other (income) expense, net	(608)	—	(608)	828
Loss before income taxes	(9,127)	(6,345)	(15,472)	(16,097)
Provision for (benefit from) income taxes	116	—	116	(848)
Net loss	$(9,243)	$(6,345)	$(15,588)	$(15,249)

Net loss per share attributable to common shareholders, basic and diluted	$(0.14)	$(0.09)	$(0.23)	$(2.47)
Weighted average shares of common stock outstanding, basic and diluted	68,381	—	68,381	6,170

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Comprehensive Loss (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statement of comprehensive loss for the three months ended March 31, 2019 (in thousands):

	For the Three Months Ended March 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(9,243)	$(6,345)	$(15,588)	$(15,249)
Other comprehensive income (loss)—Foreign currency translation	(462)	—	(462)	603
Total comprehensive loss	$(9,705)	$(6,345)	$(16,050)	$(14,646)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Cash Flows (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statement of cash flows for the three months ended March 31, 2019 (in thousands):

	For the Three Months Ended March 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Cash flows from operating activities:
Net loss	$(9,243)	$(6,345)	$(15,588)	$(15,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,681	—	3,681	2,990
Stock-based compensation	6,560	—	6,560	3,510
Deferred tax expense	39	—	39	(1,018)
Amortization of deferred rent	(133)	—	(133)	301
Non-cash change in earnout liability	—	—	—	(71)
Non-cash bad debt expense	222	—	222	67
Other	58	—	58	180
Changes in operating assets and liabilities:
Trade accounts receivable	(5,535)	(114)	(5,649)	(6,428)
Prepaid expenses and other current assets	(1,705)	—	(1,705)	(1,907)
Other long-term assets	(236)	—	(236)	110
Trade payables	3,590	—	3,590	(1,736)
Accrued expenses and other current liabilities	(10,373)	(2,118)	(12,491)	(5,771)
Deferred commissions	(6,377)	6,377	—	—
Deferred revenue	9,031	2,200	11,231	11,647
Net cash used in operating activities	(10,421)	—	(10,421)	(13,375)
Cash flows from investing activities:
Net increase in customer fund assets	(7,224)	—	(7,224)	(18,527)
Cash paid for acquired intangible assets	(131)	—	(131)	—
Cash paid for acquisitions of businesses	(17,310)	—	(17,310)	—
Purchase of property and equipment	(2,114)	—	(2,114)	(3,625)
Net cash used in investing activities	(26,779)	—	(26,779)	(22,152)
Cash flows from financing activities:
Proceeds from credit facility	—	—	—	18,000
Payments of deferred financing costs	(39)	—	(39)	—
Net increase in customer fund obligations	7,143	—	7,143	18,527
Proceeds from exercise of stock options and common stock warrants	27,311	—	27,311	326
Proceeds from purchases of stock under employee stock purchase plan	7,664	—	7,664	—
Taxes paid related to net share settlement of stock-based awards	(93)	—	(93)	(2,016)
Repurchase of shares	—	—	—	(819)
Net cash provided by financing activities	41,986	—	41,986	34,018
Foreign currency effect on cash and cash equivalents	(230)		(230)	56
Net change in cash and cash equivalents	4,556	—	4,556	(1,453)
Cash and cash equivalents—Beginning of period	142,322	—	142,322	14,075
Cash and cash equivalents—End of period	$146,878	$—	$146,878	$12,622

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Revenue (U.S.):
Subscription and returns
Tax determination	$45,232	$33,150
Tax returns and compliance management	26,686	21,800
Interest income on funds held for customers	729	—
Total subscription and returns	72,647	54,950
Professional services	5,735	2,967
Total revenue (U.S.)	78,382	57,917
Total revenue (non-U.S.)	6,588	3,460
Total revenue	$84,970	$61,377

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as current and non-current deferred revenue. To the extent that a contract does not exist, these liabilities are classified as contract liabilities. Contract liabilities are transferred to deferred revenue at the point in time when the criteria that establish the existence of a contract are met.

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2019 is presented below (in thousands):

Contract Liabilities
Balance at December 31, 2018	$—
Adoption of ASC 606	2,090
Contract liabilities transferred to deferred revenue	(1,257)
Addition to contract liabilities	3,375
Balance at March 31, 2019	$4,208

As of March 31, 2019, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2019 is presented below (in thousands):

Deferred Revenue
Balance at December 31, 2018	$134,653
Adoption of ASC 606	(11,250)
Revenue recognized	(84,970)
Additional amounts deferred	94,281
Balance at March 31, 2019	$132,714

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three months ended March 31, 2019 is presented below (in thousands):

Deferred Commissions
Balance at December 31, 2018	$—
Adoption of ASC 606	19,267
Additional commissions deferred	7,656
Amortization of deferred commissions	(1,279)
Balance at March 31, 2019	$25,644

As of March 31, 2019, $6.1 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the three months ended March 31, 2019. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of March 31, 2019, amounts allocated to these additional contractual obligations are $32.2 million, of which $31.9 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$18,652	$(9,694)	$8,958
Developed technology	3 to 8	36,314	(18,976)	17,338
Noncompete agreements	3 to 5	669	(554)	115
Tradename and trademarks	1 to 4	452	(423)	29
		$56,087	$(29,647)	$26,440

		December 31, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,412	$(9,202)	$6,210
Developed technology	3 to 8	30,935	(17,806)	13,129
Noncompete agreements	3 to 5	574	(542)	32
Tradename and trademarks	1 to 4	420	(420)	—
		$47,341	$(27,970)	$19,371

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.7 million for the three months ended March 31, 2019 and $1.4 million for the three months ended March 31, 2018.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future revenue and billings recognized by the Company over the six years following the acquisition, up to a maximum of $30.0 million. The earnout is payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. The cash portion of the earnout is computed based on eligible billings in the measurement period. The number of shares of common stock to be issued is computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period. As earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. During the first quarter of 2019, the Company paid $0.1 million and issued 1,634 shares of common stock to the Sellers for the first earnout measurement period ended December 31, 2018.

Goodwill

Changes in the carrying amount of goodwill through March 31, 2019 are summarized as follows (in thousands):

Balance—December 31, 2018	$61,300
Acquisition of Compli	12,807
Acquisition of Indix	4,953
Cumulative translation adjustments	(218)
Balance—March 31, 2019	$78,842

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of March 31, 2019, the Brazilian reporting unit had no associated goodwill.

8.	Commitments and Contingencies

Leases

Rent expense was $3.0 million for the three months ended March 31, 2019 and $2.3 million for the three months ended March 31, 2018. Sublease income was $0.4 million for the three months ended March 31, 2019 with no sublease income for the three months ended March 31, 2018.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

In its standard subscription agreements, the Company has agreed to indemnification provisions with respect to certain matters. Further, from time to time, the Company has also assumed indemnification obligations through its acquisition activity. These indemnification provisions can create a liability to the Company if its services do not appropriately calculate taxes due to tax jurisdictions, or if the Company is delinquent in the filing of returns on behalf of its customers. Although the Company’s agreements have disclaimers of warranties that limit its liability (beyond the amounts the Company agrees to pay pursuant to its indemnification obligations and guarantees, as applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold the Company liable for certain errors. Further, in some instances the Company has negotiated agreements with specific customers or assumed agreements in connection with the Company’s acquisitions that do not limit this liability or disclaim these warranties. Except as discussed below, it is not possible to reasonably estimate the potential loss under these indemnification arrangements.

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of March 31, 2019, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of March 31, 2019 because it has not determined that a loss is probable. While no claim has been asserted against the Company, if such claim were made, the Company would vigorously defend itself. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. The Company intends to continue to vigorously defend against PTP’s allegations.

9.	Debt

Loan and Security Agreement

The Company has a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consists of a $50.0 million revolving credit facility (the “Credit Facility”), which is subject to a borrowing base limitation, is reduced by outstanding letters of credit, and must be repaid in November 2019. The obligations under the Credit Facility are collateralized by substantially all the assets of the Company, including intellectual property, receivables and other tangible and intangible assets.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The Credit Facility includes several affirmative and negative covenants, including a requirement that the Company maintain minimum net billings and minimum liquidity and observe restrictions on dispositions of property, changes in its business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of March 31, 2019, the Company was in compliance with all covenants of the Credit Facility.

The Company is required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate, plus 1.75%.

As of March 31, 2019, the Company had no borrowings outstanding under the Credit Facility.

10.	Convertible Preferred Stock and Shareholders’ Equity

Authorized Capital – Common Stock and Preferred Stock

On June 15, 2018, the Company completed an initial public offering (“IPO”) listing its common stock on the New York Stock Exchange. The Company is authorized to issue two classes of stock designated as common stock and preferred stock. In June 2018, immediately following the IPO, the Amended and Restated Articles of Incorporation became effective, which increased authorized capital stock from 260,290,986 shares, consisting of 153,944,895 shares of common stock, $0.0001 par value per share, and 106,346,091 shares of convertible preferred stock, $0.0001 par value per share, to authorized capital stock of 620,000,000 shares, consisting of 600,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share. There were no changes to the rights and preferences of the common stock as a result of the IPO.

The changes to the Company’s shareholders’ equity for the three months ended March 31, 2019 is as follows (in thousands, except per share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock options	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(9,243)	(9,243)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(469,223)	$168,973

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s convertible preferred stock and shareholders’ equity (deficit) for the three months ended March 31, 2018 is as follows (in thousands, except per share data):

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at January 1, 2018	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Exercise of stock options			785,991		6,025			6,025
Shares tendered for cashless redemption of stock options			(465,710)		(7,715)			(7,715)
Stock-based compensation cost					3,517			3,517
Repurchase of shares	(10,000)	(67)	(48,152)		(752)			(752)
Gain on translation adjustment						603		603
Net loss							(15,249)	(15,249)
Balance at March 31, 2018	101,776,205	$370,854	6,264,422	$1	$19,196	$941	$(427,301)	$(407,163)

During the three months ended March 31, 2018, the Company repurchased shares from employees and non-employee investors at fair value for $0.8 million.

All outstanding shares of convertible preferred stock were converted to common stock in connection with the Company’s IPO in June 2018.

Common Stock Warrants

Common stock warrants were granted to the Company’s Board of Directors for services provided. No common stock warrants were issued during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company issued 80,000 common stock warrants with a weighted average exercise price of $16.60 per share. The warrants granted to the Company’s Board of Directors in the first quarter of 2018 had a grant date fair value of $0.5 million, which was recorded as general and administrative expense. During 2018 and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. As of March 31, 2019, there were no common stock warrants outstanding. See Note 11 for further discussion of how the Company accounts for stock-based compensation.

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, and restricted stock units (“RSUs”). As of March 31, 2019, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), and had RSUs outstanding under the 2018 Plan. As of March 31, 2019, the Company also has an employee stock purchase plan.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of March 31, 2019, 2,009,827 shares were subject to outstanding awards and 6,892,004 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of March 31, 2019, there were 8,039,077 shares subject to outstanding stock options under the 2006 Plan.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Stock-based compensation cost:
Common stock warrants	$—	$512
Stock options	3,917	3,005
Restricted stock units	1,698	—
Employee stock purchase plan	956	—
Total stock-based compensation cost	$6,571	$3,517

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the three months ended March 31, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of December 31, 2018	11,094,070	$12.17	6.81	$210,523
Options granted	801,002	41.41
Options exercised	(2,763,291)	9.89
Options cancelled or expired	(101,202)	14.96
Options outstanding as of March 31, 2019	9,030,579	15.44	7.10	364,420
Options exercisable as of March 31, 2019	4,744,344	$9.54	5.66	$219,420

A summary of options outstanding and vested as of March 31, 2019 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$0.96 to $1.90	706,971	1.95	706,971	1.95
2.86 to 6.40	859,450	4.02	859,450	4.02
8.04 to 11.72	702,499	4.95	702,499	4.95
12.20 to 15.06	3,444,812	7.39	2,000,706	7.18
16.06 to 24.00	2,325,345	8.87	471,594	8.80
31.99 to 55.79	991,502	9.76	3,124	9.78
	9,030,579		4,744,344

The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $109.5 million and $7.0 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $17.93 and $7.16 per share, respectively. During the three months ended March 31, 2019, 773,467 options vested. There were 4,286,235 options unvested as of March 31, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of March 31, 2019, $37.5 million of total unrecognized compensation cost related to stock options was expected to be recognized over a period of approximately three years.

All stock-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award, generally a four-year, straight-line vesting period. For the options granted during the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2019	2018
Fair market value of common stock	$39.76 - 55.79	$16.86
Volatility	40%	40%
Expected term	6 years	6 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	2.31% - 2.65%	2.55%

The Board of Directors intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s common stock underlying those options on the date of grant. Following the closing of the IPO, the fair market value per share of the Company’s common stock for purposes of determining stock-based compensation is the closing price of the Company’s common stock as reported on the applicable grant date.

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

The Company lacks sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the option grant at the date nearest the option grant date.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2019:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of December 31, 2018	74,424	$32.69
RSUs granted	955,753	42.68
RSUs vested	—
RSUs cancelled	(11,852)	39.76
RSUs outstanding as of March 31, 2019	1,018,325	$41.98

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each RSU grant, which is generally four years, based on the fair value of the Company’s underlying common stock on the date of grant. As of March 31, 2019, $41.0 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a period of approximately four years.

2018 Employee Stock Purchase Plan

The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering period began on June 15, 2018 and ended on January 31, 2019. Subsequent offering periods begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

Eligible employees can select a rate of payroll deduction for purchases under the ESPP of between 1% and 15% of their eligible compensation. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period in the applicable offering period.

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

As of March 31, 2019, there was approximately $1.1 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2019 and will end on July 31, 2019.

During the three months ended March 31, 2019, 372,764 shares of common stock were purchased under the ESPP.

The grant date fair value of ESPP purchase rights issued during the first quarter of 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended March 31,
2019
Fair market value of common stock	$40.60
Volatility	40%
Expected term	0.5 years
Expected dividend yield	n/a
Risk-free interest rate	2.59%

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

12.	Income Taxes

The Company used an annual effective tax rate approach to calculate income taxes for the three months ended March 31, 2019 and 2018. The annual effective tax rate differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. Income taxes for international operations were not material for the three months ended March 31, 2019 and 2018.

The effective income tax rate was an expense of 1.3% for the three months ended March 31, 2019, and a benefit of 5.3% for the three months ended March 31, 2018. For the three months ended March 31, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the three months ended March 31, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

13.	Net Loss Per Share Attributable to Common Shareholders

The Company calculates basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. Prior to the IPO, the Company considered all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common shareholders was not allocated to the convertible preferred stock as the holders of convertible preferred stock did not have a contractual obligation to share in losses.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common shareholders	$(9,243)	$(15,249)
Denominator:
Weighted-average common shares outstanding-basic	68,381	6,170
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants, and convertible preferred shares (as converted)	—	—
Weighted-average common shares outstanding-diluted	68,381	6,170
Net loss per common share, basic and diluted	$(0.14)	$(2.47)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Options to purchase common shares	10,237	11,286
Unvested restricted stock units	631	—
Employee stock purchase plan shares	14	—
Common stock warrants	—	549
Convertible preferred shares (as converted)	—	50,889
Total	10,882	62,724

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” above.

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 92% and 94% of our total revenue during the three months ended March 31, 2019 and 2018, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length.  Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first three months of 2019, we generated approximately 92% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

We have been growing rapidly in recent periods. Our total revenue for the three months ended March 31, 2019 were $85.0 million compared to $61.4 million for the three months ended March 31, 2018. As a result of significant investments in growth, we have incurred net losses in all of our prior reporting periods. Our net loss for the three months ended March 31, 2019 was $9.2 million compared to a net loss of $15.2 million for the three months ended March 31, 2018.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We use certain non-GAAP measures and other key business metrics, which are discussed under “Use and Reconciliation of Non-GAAP Financial Measures” and below.

	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Number of core customers (as of end of period)	9,700	9,070	8,490	8,080	7,760	7,490	7,250	6,970
Net revenue retention rate	107%	108%	105%	108%	109%	105%	107%	106%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of March 31, 2019 and December 31, 2018, we had approximately 9,700 and 9,070 core customers, respectively, representing less than half of our total number of customers. In the first three months of 2019, our core customers represented more than 80% of our total revenue.

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

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to the Compli acquisition in the first quarter of 2019 and past acquisitions that have not been integrated into our primary U.S. billing systems. As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 107% for the quarter ended March 31, 2019 and on average has been 107% over the last four quarters ended March 31, 2019.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services.

Subscription and Returns Revenue.  Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers.

Subscription and returns revenue primarily consists of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers purchase tax return preparation on a subscription basis for an allotted number of returns.

Our standard subscription contracts are generally non-cancelable after the first 60 days of the contract term. Cancellations under our standard subscription contracts are not material, and do not have a significant impact on revenue recognized. We generally invoice our subscription customers for the initial term at contract signing and upon renewal. Our initial terms generally range from twelve to eighteen months, and renewal periods are typically one year. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis. The new revenue recognition standard impacts the way we recognize subscription and returns revenues related to non-refundable upfront fees charges to new customers. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

Subscription and returns revenue also includes interest income generated on funds held for customers. In order to provide tax remittance services to customers, we hold funds from customers in advance of remittance to tax authorities. These funds are held in trust accounts at FDIC-insured institutions. Prior to remittance, we earn interest on these funds.

Professional Services.  We generate professional services revenue from providing tax analysis, configurations, data migrations, integration, training, and other support services. We bill for service arrangements on a fixed fee, milestone, or time and materials basis, and we recognize the transaction price allocated to professional services performance obligations as revenue as services are performed and are collectable under the terms of the associated contracts.

Costs and Expenses

Cost of Revenue.  Cost of revenue consists of costs related to providing the Avalara Compliance Cloud and supporting our customers and includes employee-related expenses, including salaries, benefits, bonuses, and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of revenue also includes allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as acquired technology from acquisitions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth, including through acquisitions, which we expect to result in higher cost of revenue in absolute dollars.

Research and Development.  Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers and other independent contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. Research and development expenses also include allocated costs for certain information technology and facility expenses.

We devote substantial resources to maintaining and enhancing the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer databases from acquisitions.

We defer the portion of sales commissions that are considered a cost of obtaining a new contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred.  Sales commissions are earned when a sales order is completed.  For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel.  At the beginning of each year we set group and individual sales targets for the full year. Sales commissions are generally earned based on achievement against these targets.

We defer the portion of partner commissions costs that are considered a cost of obtaining a new contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. We expense the remaining partner commissions costs as incurred. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal sales, the nature of the partner relationship, and the sales mix among partners during the period. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars as we continue to expand our business. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses. Because we began to defer a portion of the sales and commission costs in 2019, our sales and marketing expense will not be comparable to prior periods in which we expensed these costs.

General and Administrative.  General and administrative expenses consist primarily of employee-related expenses for administrative, finance, information technology, legal, and human resources staff, including salaries, benefits, bonuses, and stock-based compensation, professional fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate acquisitions, and incur costs as a public company. Specifically, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, interest expense on outstanding borrowings, quarterly remeasurement of contingent consideration for acquisitions accounted for as business combinations, realized foreign currency changes, and other nonoperating gains and losses. Interest expense on our borrowings is based on a floating per annum rate at specified percentages above the prime rate.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.  The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The comparability of periods covered by our financial statements is impacted by acquisitions and the impact of the adoption of new accounting standards. In May 2018, we acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties). In January 2019, we acquired substantially all of the assets of Compli and in February 2019, we acquired substantially all of the assets of Indix. We adopted the new revenue recognition standard ASC 606 effective January 1, 2019 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2019, which are reported in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the quarter ended March 31, 2019 and included financial results during 2019 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	For the Three Months Ended March 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$78,231	$84	$78,315	$57,870
Professional services	6,739	(53)	6,686	3,507
Total revenue	84,970	31	85,001	61,377
Cost of revenue:
Subscription and returns	20,978	—	20,978	14,817
Professional services	4,329	—	4,329	2,692
Total cost of revenue(1)	25,307	—	25,307	17,509
Gross profit	59,663	31	59,694	43,868
Operating expenses:
Research and development(1)	15,956	—	15,956	12,619
Sales and marketing(1)	38,208	6,376	44,584	37,307
General and administrative(1)	15,234	—	15,234	9,211
Total operating expenses	69,398	6,376	75,774	59,137
Operating loss	(9,735)	(6,345)	(16,080)	(15,269)
Total other (income) expense, net	(608)	—	(608)	828
Loss before income taxes	(9,127)	(6,345)	(15,472)	(16,097)
Provision for (benefit from) income taxes	116	—	116	(848)
Net loss	$(9,243)	$(6,345)	$(15,588)	$(15,249)

(1) The stock-based compensation expense included above was as follows:
			For the Three Months Ended March 31,
			2019	2018
			(in thousands)
Cost of revenue			$741	$296
Research and development			1,292	581
Sales and marketing			2,169	1,045
General and administrative			2,358	1,588
Total stock-based compensation			$6,560	$3,510

The amortization of acquired intangibles included above was as follows:
			For the Three Months Ended March 31,
			2019	2018
			(in thousands)
Cost of revenue			$1,170	$898
Research and development			—	—
Sales and marketing			505	502
General and administrative			3	10
Total amortization of acquired intangibles			$1,678	$1,410

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended March 31,
	2019		2018
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	92%	92%	94%
Professional services	8%	8%	6%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	24%
Professional services	5%	5%	4%
Total cost of revenue	30%	30%	29%
Gross profit	70%	70%	71%
Operating expenses:
Research and development	19%	19%	21%
Sales and marketing	45%	52%	61%
General and administrative	18%	18%	15%
Total operating expenses	82%	89%	96%
Operating loss	-11%	-19%	-25%
Total other (income) expense, net	-1%	-1%	-1%
Loss before income taxes	-11%	-18%	-26%
Provision for (benefit from) income taxes	0%	0%	-1%
Net loss	-11%	-18%	-25%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$78,231	$84	$78,315	$57,870	35%	35%
Professional services	6,739	(53)	6,686	3,507	92%	91%
Total revenue	$84,970	$31	$85,001	$61,377	38%	38%

Total revenue for the three months ended March 31, 2019 increased by $23.6 million, or 38%, compared to the three months ended March 31, 2018. Subscription and returns revenue for the three months ended March 31, 2019 increased by $20.4 million, or 35%, compared to the three months ended March 31, 2018. Professional services revenue for the three months ended March 31, 2019 increased by $3.2 million, or 92%, compared to the three months ended March 31, 2018. Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended March 31, 2019 compared to the same period of 2018, was due primarily to $12.9 million from new U.S. customers, $4.4 million from existing U.S. customers, $3.1 million attributable to revenue growth in our international operations, $0.8 million from the acquisitions made during the first quarter of 2019, and $0.7 million was from interest income earned on client funds.

Cost of Revenue

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$20,978	$—	$20,978	$14,817	42%	42%
Professional services	4,329	—	4,329	2,692	61%	61%
Total revenue	$25,307	$—	$25,307	$17,509	45%	45%

Cost of Revenue

Cost of revenue for the three months ended March 31, 2019 increased by $7.8 million, or 45%, compared to the three months ended March 31, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $3.1 million in employee-related costs from higher headcount, an increase of $1.7 million in outside services expenses, an increase of $1.4 million in software hosting costs, and an increase of $0.6 million in allocated overhead cost.

Our cost of revenue headcount increased approximately 31% from March 31, 2018 to March 31, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $2.3 million increase in salaries and benefits, a $0.4 million increase in stock-based compensation expense, and a $0.3 million increase in compensation expense related to our bonus plans. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Allocated overhead increased in the first quarter of 2019 due primarily to higher information technology expenses compared to the prior period.

Gross Profit

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$57,253	$84	$57,337	$43,053	33%	33%
Professional services	2,410	(53)	2,357	815	196%	189%
Total gross profit	$59,663	$31	$59,694	$43,868	36%	36%
Gross margin
Subscription and returns	73%		73%	74%
Professional services	36%		35%	23%
Total gross margin	70%		70%	71%

Total gross profit for the three months ended March 31, 2019 increased $15.8 million, or 36%, compared to the three months ended March 31, 2018. Total gross margin was 70% for the three months ended March 31, 2019 compared to 71% for the same period of 2018. This decrease in gross margin was due primarily to higher software hosting costs.

Research and Development

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$15,956	$—	$15,956	$12,619	26%	26%

Research and development expenses for the three months ended March 31, 2019 increased $3.3 million, or 26%, compared to the three months ended March 31, 2018. The increase was due primarily to an increase of $2.9 million in employee-related costs from higher headcount, and an increase of $0.4 million in allocated overhead cost.

Research and development headcount increased approximately 24% from March 31, 2018 to March 31, 2019. Employee-related costs increased due primarily to a $1.7 million increase in salaries and benefits, a $0.7 million increase in stock-based compensation expense, and a $0.2 million increase in compensation expense related to our bonus plans.

Sales and Marketing

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$38,208	$6,376	$44,584	$37,307	2%	20%

Sales and marketing expenses for the three months ended March 31, 2019 increased $0.9 million, or 2%, compared to the three months ended March 31, 2018. ASC 606 sales and marketing expenses for the three months ended March 31, 2019 was $38.2 million compared to ASC 605 sales and marketing expense of $44.6 million for the same period. The difference of $6.4 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All of our sales commissions and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the three months ended March 31, 2019 increased $7.3 million, or 20%, compared to the three months ended March 31, 2018. The increase was due primarily to an increase of $4.2 million in employee-related costs, and an increase of $2.9 million for partner commission expense.

Sales and marketing headcount increased approximately 10% from March 31, 2018 to March 31, 2019. Employee-related costs increased due primarily to a $2.3 million increase in salaries and benefits, a $1.1 million increase in stock-based compensation expense, and a $0.9 million increase in sales commissions expense. Sales commissions expense increased due to strong sales-related activity. ASC 605 sales commission expense was $6.8 million for the three months ended March 31, 2019 compared to $5.9 million for the three months ended March 31, 2018. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions, including new sales which generally earn a higher commission rate compared to renewal sales. ASC 605 partner commission expense was $6.8 million for the three months ended March 31, 2019 compared to $3.9 million for the three months ended March 31, 2018.

General and Administrative

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$15,234	$—	$15,234	$9,211	65%	65%

General and administrative expenses for the three months ended March 31, 2019 increased $6.0 million, or 65%, compared to the three months ended March 31, 2018. The increase was due primarily to an increase of $3.8 million in employee-related costs, a $0.9 million increase in outside service expenses, a $0.4 million increase in merchant fees, an increase of $0.4 million in insurance expense as a result of being a public company, and a $0.5 million increase in indirect tax compliance expenses, partially offset by a $0.3 million decrease in allocated overhead cost.

General and administrative headcount increased 19% from March 31, 2018 to March 31, 2019. Employee-related costs increased due primarily to a $2.1 million increase in salaries and benefits, a $0.8 million increase in stock-based compensation expense, and a $0.6 million increase in compensation expense related to our bonus plans. Outside services expenses increased primarily as a result of being a public company. Merchant fees, which are credit card processing fees, increased due to increased payment activity from customers transitioning to our auto-payment program which uses credit cards for customer payment and increased payment activity. Indirect tax expenses, which are non-income tax related, increased due primarily to higher business and occupation taxes in certain tax jurisdictions.

Total Other (Income) Expense, Net

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(767)	$—	$(767)	$(36)	2031%	2031%
Interest expense	111	—	111	894	-88%	-88%
Other (income) expense, net	48	—	48	(30)	-260%	-260%
Total other (income) expense, net	$(608)	$—	$(608)	$828	-173%	-173%

Total other income for the three months ended March 31, 2019 was $0.6 million compared to $0.8 million other expense for the three months ended March 31, 2018. Interest income increased due to interest earned on investing our IPO cash proceeds. Interest expense decreased due to having no outstanding borrowings during the first quarter of 2019. We discuss borrowings under “Liquidity and Capital Resources” below.

Provision for (Benefit from) Income Taxes

	For the Three Months Ended March 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$116	$—	$116	$(848)	-114%	-114%

The provision for income taxes for the three months ended March 31, 2019 was $0.1 million compared to a benefit from income taxes of $0.8 million for the three months ended March 31, 2018. The effective income tax rate was 1.3% for the three months ended March 31, 2019 compared to a benefit of 5.3% for the three months ended March 31, 2018. For the three months ended March 31, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the three months ended March 31, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first quarter of 2019. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, private placements, our IPO, and bank borrowings. As of March 31, 2019, we had $146.9 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We maintain a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consists of a $50.0 million revolving credit facility (the “Credit Facility”). The $50.0 million revolving credit facility, which is subject to a borrowing base limitation and is reduced by outstanding letters of credit, expires in November 2019. The obligations under the Credit Facility are collateralized by substantially all the assets of the Company, including intellectual property, receivables, and other tangible and intangible assets. As of March 31, 2019, we had no borrowings outstanding under the Credit Facility and $50.0 million is available to be drawn under the revolving credit facility.

The Credit Facility includes several affirmative and negative covenants, including a requirement that we maintain minimum net billings, minimum liquidity and observe restrictions on dispositions of property, changes in our business, mergers or acquisitions, incurring indebtedness, and distributions or investments. Written consent of the Lenders is required to pay dividends to shareholders, with the exception of dividends payable in common stock. As of March 31, 2019, we were in compliance with all covenants of the Credit Facility.

We are required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility is based on the greater of either 4.25% or the current prime rate, plus 1.75%.

Future Cash Requirements

As of March 31, 2019, our cash and cash equivalents included proceeds from our June 2018 IPO. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $146.9 million as of March 31, 2019, together with cash generated from operations and cash available under our current borrowing arrangements, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash (used in) provided by:
Operating Activities	$(10,421)	$(13,375)
Investing Activities	(26,779)	(22,152)
Financing Activities	41,986	34,018

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, and facilities expenses. Cash used in operating activities is comprised of our net loss adjusted for certain non-cash items, including goodwill impairment, stock-based compensation, depreciation and amortization, other non-cash charges, and net changes in operating assets and liabilities.

For the three months ended March 31, 2019, cash used in operating activities was $10.4 million compared to $13.4 million for the three months ended March 31, 2018, a decrease in cash used of $3.0 million.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the three months ended March 31, 2019, cash used in investing activities was $26.8 million, compared to cash used of $22.2 million for the three months ended March 31, 2018. The increase in cash used of $4.6 million was due primarily to cash paid for acquisitions of $17.3 million, partially offset by a reduction in the investment of additional customer fund assets of $11.3 million and lower capital expenditures of $1.5 million. In the first quarter of 2019, we acquired substantially all of the assets of Compli and Indix for total cash consideration of $17.3 million. Capital expenditures decreased due primarily to lower spending related to our new corporate headquarters in Seattle, Washington during the first quarter of 2019. Our new headquarters opened in the first quarter of 2018.

Financing Activities

Our financing activities primarily include cash inflows and outflows from our Credit Facility, issuance and repurchases of capital stock, changes in customer fund obligations, and cash flows related to our employee stock purchase plan and stock option and stock warrant exercises.

For the three months ended March 31, 2019, cash provided by financing activities was $42.0 million compared to cash provided of $34.0 million for the three months ended March 31, 2018. This increase in cash provided of $8.0 million was due primarily to an increase of $27.0 million in cash proceeds from exercise of stock options, and an increase of $7.7 million in cash proceeds from stock purchased under our employee stock purchase plan, partially offset by a $18.0 million decrease in proceeds from our Credit Facility that occurred in the first quarter of 2018 and reduction in the level of increase in customer fund obligations of $11.4 million.

Funds Held from Customers and Customer Fund Obligations

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

Customer fund obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer fund obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Cash flows related to the cash received from and paid on behalf of customers are reported as follows:

1)	changes in customer fund obligations liability are presented as cash flows from financing activities;
2)	changes in customer fund assets held and receivables from customers are presented as net cash flows from investing activities; and
3)	changes in customer fund assets account that relate to paying for the trust operations, such as banking fees, are presented as cash flows from operating activities.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations as of March 31, 2019 as compared to December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the three months ended March 31, 2019 or 2018.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, and free cash flow, which are non-GAAP financial measures. We have provided tabular reconciliations of each of these non-GAAP financial measures to its most directly comparable GAAP financial measure.

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

•	We define free cash flow as net cash (used in) provided by operating activities less cash used for the purchases of property and equipment.
•	We define calculated billings as total revenue plus the changes in deferred revenue and contract liabilities in the period.

Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. In addition, because we recognize subscription revenue ratably over the subscription term, management uses calculated billings to measure our subscription sales activity for a particular period, to compare subscription sales activity across particular periods, and as an indicator of future subscription revenue. We believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, free cash flow, and calculated billings in conjunction with the related GAAP financial measure.

As a result of adoption of ASC 606 effective January 1, 2019, non-GAAP financial measures for the first quarter of 2019, as computed in accordance with ASC 606, are not as comparable to non-GAAP financial measures for the first quarter of 2018, which are computed in accordance with ASC 605. Except for calculated billings, the reconciliation of non-GAAP measures provided below includes additional information to reconcile the impacts of the adoption of ASC 606 on the non-GAAP financial measures for the first quarter of 2019, including presentation of the non-GAAP measures for 2019 under ASC 605 for comparison to the prior year.

The following schedules reflect our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended March 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$25,307	$—	$25,307	$17,509
Stock-based compensation expense	(741)	—	(741)	(296)
Amortization of acquired intangibles	(1,170)	—	(1,170)	(898)
Non-GAAP Cost of Revenue	$23,396	$—	$23,396	$16,315

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$59,663	$31	$59,694	$43,868
Stock-based compensation expense	741	—	741	296
Amortization of acquired intangibles	1,170	—	1,170	898
Non-GAAP Gross Profit	$61,574	$31	$61,605	$45,062

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	0%	70%	71%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	0%
Amortization of acquired intangibles as a percentage of revenue	1%	0%	1%	1%
Non-GAAP Gross Margin	72%	0%	72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$15,956	$—	$15,956	$12,619
Stock-based compensation expense	(1,292)	—	(1,292)	(581)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$14,664	$—	$14,664	$12,038

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$38,208	$6,376	$44,584	$37,307
Stock-based compensation expense	(2,169)	—	(2,169)	(1,045)
Amortization of acquired intangibles	(505)	—	(505)	(502)
Non-GAAP Sales and Marketing Expense	$35,534	$6,376	$41,910	$35,760

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$15,234	$—	$15,234	$9,211
Stock-based compensation expense	(2,358)	—	(2,358)	(1,588)
Amortization of acquired intangibles	(3)	—	(3)	(10)
Non-GAAP General and Administrative Expense	$12,873	$—	$12,873	$7,613

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(9,735)	$(6,345)	$(16,080)	$(15,269)
Stock-based compensation expense	6,560	—	6,560	3,510
Amortization of acquired intangibles	1,678	—	1,678	1,410
Non-GAAP Operating Loss	$(1,497)	$(6,345)	$(7,842)	$(10,349)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(9,243)	$(6,345)	$(15,588)	$(15,249)
Stock-based compensation expense	6,560	—	6,560	3,510
Amortization of acquired intangibles	1,678	—	1,678	1,410
Non-GAAP Net Loss	$(1,005)	$(6,345)	$(7,350)	$(10,329)

Free Cash Flow:
Net cash (used in) provided by operating activities	$(10,421)	$—	$(10,421)	$(13,375)
Purchases of property and equipment	(2,114)	—	(2,114)	(3,625)
Free Cash Flow	$(12,535)	$—	$(12,535)	$(17,000)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Total revenue	$84,970	$76,923	$69,919	$63,879	$61,377	$58,035	$55,268	$50,891	$48,965
Add:
Deferred revenue (end of period)	132,714	134,653	118,209	109,344	103,878	92,231	84,637	81,546	77,453
Contract liabilities (end of period)	4,208	—	—	—	—	—	—	—	—
Impact of adoption of ASC 606 on deferred revenue	11,250	—	—	—	—	—	—	—	—
Less:
Deferred revenue (beginning of period)	(134,653)	(118,209)	(109,344)	(103,878)	(92,231)	(84,637)	(81,546)	(77,453)	(72,480)
Contract liabilities (beginning of period)	—	—	—	—	—	—	—	—	—
Impact of adoption of ASC 606 on contract liabilities	(2,090)	—	—	—	—	—	—	—	—
Calculated billings	$96,399	$93,367	$78,784	$69,345	$73,024	$65,629	$58,359	$54,984	$53,938

Critical Accounting Policies and Estimates

We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard. There were no other material changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $146.9 million and $142.3 million as of March 31, 2019 and December 31, 2018, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We are exposed to risk related to changes in interest rates on our borrowings. Borrowings under the Credit Facility bear interest at rates that are variable. Increases in the prime rate would increase the interest rate on these borrowings.  Decreases in the prime rate would decrease the interest rate on these borrowings, but only to the extent that the prime rate does not decrease below 4.25%.

At March 31, 2019, we had no borrowings under the Credit Facility. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2019 and 2018, approximately 8% and 6%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first three months of 2019. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2019.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

We adopted the new revenue recognition standard effective January 1, 2019 on a modified retrospective basis. As a result, we implemented changes to our internal control over financial reporting, including changes to our enterprise resource planning (“ERP”) system and related business systems. During the quarter ended March 31, 2019, we completed the implementation of the new revenue standard, including the most significant changes required to our ERP system. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the first quarter of 2019 and will evaluate the operating effectiveness of related controls during subsequent periods.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid, and also have moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted our motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 28, 2019.

Item 1A. Risk Factors.

Other than the item discussed below, there have been no material changes to the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

Because we recognize revenue from subscriptions for our solutions over the terms of the subscriptions and expense a portion of the commissions associated with sales of our solutions immediately upon execution of a subscription agreement with a customer, our financial results in any period may not be indicative of our financial health and future performance.

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

In contrast, we expense a portion of the commissions paid to our sales personnel and to our referral partners in the period in which we enter into an agreement for the sale of our solutions. Beginning January 1, 2019, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be greater than one year.  These deferred costs are amortized to expense over a period of benefit of generally six years.  Although we believe increased sales is a positive indicator of the long-term health of our business, increased sales could increase our operating expenses and decrease earnings in any particular period. Thus, we may report poor results of operations due to higher sales or customer referral source commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better results of operations due to the reduction of sales or customer referral source commissions in a period in which we experience a slowdown in sales. Therefore, you should not rely on our financial results during any one quarter as an indication of our financial health and future performance.

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

10.1+

Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-38525) filed with the SEC on February 28, 2019).

10.2+*	Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: May 8, 2019	By:	/s/ William D. Ingram
William D. Ingram
Chief Financial Officer and Treasurer (Principal Financial Officer)