Form 10-Q
period 2019-06-30
AVALARA, INC.
filed 2019-08-08
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 75,493,231 shares of common stock, $0.0001 par value per share, outstanding.

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$441,584	$142,322
Trade accounts receivable—net of allowance for doubtful accounts of $565 and $521, respectively	43,409	40,287
Deferred commissions	7,365	—
Prepaid expenses and other current assets	11,179	11,307
Total current assets before customer fund assets	503,537	193,916
Funds held from customers	24,278	13,113
Receivable from customers—net of allowance of $347 and $198, respectively	915	270
Total current assets	528,730	207,299
Noncurrent assets:
Property and equipment—net	34,148	33,373
Goodwill	78,981	61,300
Intangible assets—net	24,765	19,371
Deferred commissions	23,454	—
Other noncurrent assets	2,370	1,589
Total assets	$692,448	$322,932
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$8,197	$4,847
Accrued expenses	49,114	42,217
Deferred revenue	137,997	125,260
Total current liabilities before customer fund obligations	195,308	172,324
Customer fund obligations	25,245	13,349
Total current liabilities	220,553	185,673
Noncurrent liabilities:
Deferred revenue	814	9,393
Deferred tax liability	638	560
Deferred rent	16,480	17,317
Other noncurrent liabilities	1,835	436
Total liabilities	240,320	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value– no shares issued and outstanding at June 30, 2019 and December 31, 2018, and 20,000 shares authorized as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value– 75,445 and 66,769 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively, and 600,000 shares authorized as of June 30, 2019 and December 31, 2018	8	7
Additional paid-in capital	937,047	599,493
Accumulated other comprehensive loss	(2,531)	(2,345)
Accumulated deficit	(482,396)	(487,602)
Total shareholders’ equity	452,128	109,553
Total liabilities and shareholders' equity	$692,448	$322,932

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2019	2018
Revenue:
Subscription and returns	$85,008	$59,845
Professional services	6,291	4,034
Total revenue	91,299	63,879
Cost of revenue:
Subscription and returns	22,938	15,837
Professional services	4,397	2,795
Total cost of revenue	27,335	18,632
Gross profit	63,964	45,247
Operating expenses:
Research and development	18,996	12,428
Sales and marketing	40,678	40,604
General and administrative	18,019	9,341
Total operating expenses	77,693	62,373
Operating loss	(13,729)	(17,126)
Other (income) expense:
Interest income	(1,282)	(99)
Interest expense	173	1,067
Other (income) expense, net	381	(442)
Total other (income) expense, net	(728)	526
Loss before income taxes	(13,001)	(17,652)
Provision for (benefit from) income taxes	172	114
Net loss	$(13,173)	$(17,766)

Net loss per share attributable to common shareholders, basic and diluted	$(0.18)	$(1.24)
Weighted average shares of common stock outstanding, basic and diluted	71,568	14,383

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2019	2018
Revenue:
Subscription and returns	$163,239	$117,715
Professional services	13,030	7,541
Total revenue	176,269	125,256
Cost of revenue:
Subscription and returns	43,916	30,654
Professional services	8,726	5,487
Total cost of revenue	52,642	36,141
Gross profit	123,627	89,115
Operating expenses:
Research and development	34,952	25,047
Sales and marketing	78,886	77,911
General and administrative	33,253	18,552
Total operating expenses	147,091	121,510
Operating loss	(23,464)	(32,395)
Other (income) expense:
Interest income	(2,049)	(135)
Interest expense	284	1,961
Other (income) expense, net	429	(472)
Total other (income) expense, net	(1,336)	1,354
Loss before income taxes	(22,128)	(33,749)
Provision for (benefit from) income taxes	288	(734)
Net loss	$(22,416)	$(33,015)

Net loss per share attributable to common shareholders, basic and diluted	$(0.32)	$(3.21)
Weighted average shares of common stock outstanding, basic and diluted	69,983	10,299

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2019	2018
Net loss	$(13,173)	$(17,766)
Other comprehensive income (loss)—Foreign currency translation	276	(3,048)
Total comprehensive loss	$(12,897)	$(20,814)

	For the Six Months Ended June 30,
	2019	2018
Net loss	$(22,416)	$(33,015)
Other comprehensive income (loss)—Foreign currency translation	(186)	(2,445)
Total comprehensive loss	$(22,602)	$(35,460)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,416)	$(33,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,668	5,992
Stock-based compensation	15,984	7,074
Deferred tax expense (benefit)	78	(967)
Amortization of deferred rent	(392)	263
Non-cash change in earnout liability	476	(462)
Non-cash bad debt (recovery) expense	450	(85)
Other	195	241
Changes in operating assets and liabilities:
Trade accounts receivable	(3,728)	(2,022)
Prepaid expenses and other current assets	(596)	(144)
Deferred commissions	(11,552)	—
Other noncurrent assets	(782)	(16)
Trade payables	2,468	(2,248)
Accrued expenses	(3,401)	(3,000)
Deferred revenue	15,127	17,113
Net cash used in operating activities	(421)	(11,276)
Cash flows from investing activities:
Net increase in customer fund assets	(11,878)	(4,585)
Cash paid for acquired intangible assets	(131)	(4,881)
Cash paid for acquisitions of businesses	(17,310)	—
Purchase of property and equipment	(4,950)	(8,169)
Net cash used in investing activities	(34,269)	(17,635)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705	192,510
Payments of deferred financing costs	(398)	(622)
Payments on credit facility	—	(33,000)
Proceeds from credit facility	—	23,000
Repayment of note payable	—	(234)
Net increase in customer fund obligations	11,797	4,585
Proceeds from exercise of stock options and common stock warrants	40,417	5,580
Proceeds from purchases of stock under employee stock purchase plan	7,664	—
Taxes paid related to net share settlement of stock-based awards	(93)	(2,217)
Repurchase of shares	—	(1,806)
Net cash provided by financing activities	334,092	187,796
Foreign currency effect on cash and cash equivalents	(140)	148
Net change in cash and cash equivalents	299,262	159,033
Cash and cash equivalents—Beginning of period	142,322	14,075
Cash and cash equivalents—End of period	$441,584	$173,108

(continued)

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosures:
Cash paid for interest expense	$122	$1,787
Cash paid for income taxes	134	143

Non-cash investing and financing activities:
Accrued purchase price related to acquisitions	$2,984	$—
Accrued value of earnout related to acquisitions of businesses	5,952	—
Property and equipment purchased under tenant improvement allowance	—	976
Property and equipment additions in accounts payable and accrued expenses	652	3,376
Deferred financing costs in accounts payable and accrued expenses	156	1,527
Cashless exercises of options and warrants	5	8,985
Cashless redemptions of options and warrants	98	11,202

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The accompanying interim consolidated balance sheet as of June 30, 2019, the consolidated interim statements of operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

The Company adopted the new revenue recognition accounting standard, Accounting Standards Codification (“ASC”) 606, effective January 1, 2019 on a modified retrospective basis (see Recently Adopted Accounting Standards). Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three and six months ended June 30, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the first half of 2019.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, common stock warrant, restricted stock unit (“RSU”), or purchase right issued under the employee stock purchase plan at the date of grant. The fair value of stock options, common stock warrants, and purchase rights issued under the employee stock purchase plan is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, warrant or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Interest income on funds held from customers of $0.2 million in the second quarter of 2018 was reclassified from interest income within total other (income) expense, net to subscription and returns revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018.

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

Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer, and the Company may mitigate exposures to credit risk by requiring payments in advance. If collectability of substantially all consideration to which the Company is entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes, which are collected on behalf of, and remitted to, governmental authorities.

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using the Company’s cloud-based solutions, which include tax determination and compliance management services, and fees paid for preparing and filing transaction tax returns on behalf of customers. Under the Company’s subscription agreements, customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, the Company will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Included in the total subscription fee for cloud-based solutions are non-refundable upfront fees that are typically charged to new customers. These fees are associated with work performed to set up a customer with the Company’s services, and do not represent a distinct good or service. Instead, the fees are included within the transaction price and allocated to the remaining performance obligations in the contract. The Company recognizes revenue for these fees in accordance with the revenue recognition for those performance obligations.

Also included in subscription and returns revenue is interest income on funds held for customers. The Company uses trust accounts at FDIC-insured institutions to provide tax remittance services to customers and collect funds from customers in advance of remittance to tax authorities. After collection and prior to remittance, the Company earns interest on these funds.

Professional Services Revenue

The Company bills for professional service arrangements on a fixed fee, milestone, or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, data migrations, integration, training, and other support services. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company allocates revenue to each performance obligation based on the relative SSP. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration observable prices, market conditions and entity-specific factors. This includes a review of historical data related to the services being sold and customer demographics. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual services due to the stratification of those services by information, such as size and type of customer.

The revenue recognition accounting policy for ASC 605 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The revenue recognition accounting policy for ASC 605 is applied to the disclosures in Note 6, which include amounts presented for 2019. There were no changes to the ASC 605 policy during the first half of 2019.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain costs related to employee sales incentive programs (sales commissions) and partner commission programs represent incremental costs of obtaining a contract and therefore should be capitalized. Capitalized costs are included in deferred commissions on the consolidated balance sheets. These deferred commissions are amortized over an estimated period of benefit, generally six years. The Company determines the period of benefit by taking into consideration past experience with customers, the expected life of acquired technology that generates revenue, industry peers, and other available information. The period of benefit is generally longer than the term of the initial contract because of anticipated renewals. The Company elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Recently Adopted Accounting Standards

As an emerging growth company, or “EGC”, the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company will no longer qualify as an EGC on December 31, 2019, and at that time will begin to adopt accounting pronouncements at dates applicable to public companies.

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition, and is codified as ASC 606. This guidance is based on principles that govern the recognition of revenue at the amount an entity expects to be entitled to receive as services are provided to customers. The Company adopted the new revenue recognition standard as of January 1, 2019 on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2019.

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet resulting from the adoption of ASC 606 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 606	Balance at January 1, 2019
Assets
Trade accounts receivable	$40,287	$(805)	$39,482
Deferred commissions, current	—	4,464	4,464
Deferred commissions, noncurrent	—	14,803	14,803
Liabilities and shareholders' equity
Accrued expenses	42,217	2,090	44,307
Deferred revenue, current	125,260	(3,157)	122,103
Deferred revenue, noncurrent	9,393	(8,093)	1,300
Accumulated deficit	(487,602)	27,622	(459,980)

The adoption changed the revenue recognition for non-refundable upfront fees included with new or upgraded subscriptions. Prior to the adoption of the new revenue recognition standard, the Company recognized revenue for these fees over the expected term of the customer relationship. Under the new guidance, the transaction price is allocated to distinct performance obligations. Because upfront fees do not represent a distinct performance obligation, any such fees will be recognized over the period in which distinct performance obligations in the contract are satisfied, which is typically the subscription term. The new revenue recognition standard also changed the determination of the contract term associated with subscriptions that were upgraded during the subscription term. Prior to the adoption of the new revenue recognition standard, additional fees associated with an upgraded subscription for services already delivered were recognized upon upgrade. Under the new guidance, the fees related to the upgraded subscriptions are recognized prospectively over the contract term.

The adoption also changed the revenue recognition for contracts that include non-standard, extended customer cancellation provisions. Under the new guidance, a contract only exists for the period of time in which a contract cannot be cancelled, which generally corresponds to the termination notice period. Prior to the adoption of the new revenue recognition standard, non-standard, extended cancellation provisions were not a factor in determining the term of a contract. To the extent cash is received for a contract that includes a non-standard, extended cancellation provision, deferred revenue is recognized only for the amount for which the Company has an enforceable right. A separate contract liability is established for the remaining amount.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

ASU No. 2018-07

In June 2018, the FASB issued ASU No. 2018-07, related to stock compensation for nonemployee share-based awards. ASU No. 2018-07 expands the scope of Topic 718 – Compensation – Stock Compensation to include share-based payments issued to nonemployees, with certain exceptions, in order to align the accounting for employees and nonemployees. The guidance in ASU No. 2018-07 is required for annual reporting periods beginning after December 15, 2019 for business entities that are not public, with early adoption permitted. The Company early adopted the guidance on January 1, 2019. The adoption had an immaterial impact on the consolidated financial statements.

New Accounting Standards Not Yet Adopted

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, which is codified as ASC 842 (“ASC 842”) and requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting standards. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. The Company currently expects that most operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption. While the Company has not yet quantified the impact, these adjustments will increase total assets and total liabilities relative to such amounts reported prior to adoption, and the Company expects these adjustments will be material. The Company is continuing to assess the impact of adoption, which may identify other impacts on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements - Leases (Topic 842)”, which amended ASC 842 to provide companies an alternative transition method, which would not require adjusting comparative period financial information. The Company plans to utilize this alternative transition method. As an EGC, the Company has elected to use adoption dates applicable to private companies. The new standard is effective for private companies in 2020. However, the Company expects to lose its EGC status on December 31, 2019. Accordingly, the Company will adopt the guidance in ASC 842 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ASU No. 2016-13

In June 2016, the FASB issued ASU No. 2016-13, related to credit losses, which amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance in ASU No. 2016-13 is required for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public business entities. The Company will adopt this guidance on January 1, 2020. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities, with early adoption permitted. The Company will adopt this guidance on January 1, 2020. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

3.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$433,884	$433,884	$—	$—
Earnout related to acquisitions	6,428	—	—	6,428

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$138,483	$138,483	$—	$—
Earnout related to acquisitions	—	—	—	—

Earnout Liability

In connection with an acquisition accounted for as a business combination under ASC 805, earnout liabilities are recorded at estimated fair value on a recurring basis. Acquisitions accounted for as business combinations that occurred during the first half of 2019 are discussed in Note 5.

The Company estimates the fair value of earnout liabilities for business combinations using the probability-weighted discounted cash flow and Monte Carlo simulations. As of June 30, 2019, the earnout liability associated with the 2019 acquisition of substantially all of the assets of Compli, Inc. (“Compli”) was valued utilizing a discount rate of 3.4%, and the earnout liability associated with the 2019 acquisition of substantially all of the assets of Indix Corporation (“Indix”) was valued utilizing discount rates ranging from 3.2% to 3.3%. Each 2019 acquisition was valued using a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term of the earnout. In 2016, the Company acquired Gyori Eto Empreendimentos e Particpacoes (“Gyori”), a business that provides certain tax-related compliance solutions and content for the Brazilian market. As of June 30, 2019 and December 31, 2018, the earnout liability associated with the 2016 acquisition of Gyori was determined to be zero. The final earnout performance period for the Gyori acquisition ended on June 30, 2019.

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

(unaudited)

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Earnout liability:
Balance beginning of period	$5,952	$230
Total unrealized (gains) losses included in other (income) expense, net	476	(230)
Balance end of period	$6,428	$—

	Six Months Ended June 30,
	2019	2018
Earnout liability:
Balance beginning of period	$—	$380
Fair value recorded at acquisition	5,952	—
Total unrealized (gains) losses included in other (income) expense, net	476	(380)
Balance end of period	$6,428	$—

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during the first half of 2019, except as discussed in Note 5.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Life (Years)	2019	2018
Computer equipment and software	3 to 5	$14,547	$12,904
Internally developed software	6	4,559	3,620
Furniture and fixtures	5	6,507	5,850
Office equipment	3 to 5	719	586
Leasehold improvements	1 to 10	27,719	26,788
		54,051	49,748
Accumulated depreciation		(19,903)	(16,375)
Property and equipment—net		$34,148	$33,373

Depreciation expense was $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid expenses	$9,732	$9,578
Accrued investment income	689	260
Deferred financing costs	—	643
Deposits	154	325
Other	604	501
Total	$11,179	$11,307

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll and related taxes	$3,610	$3,800
Accrued federal, state, and local taxes	1,889	1,827
Accrued bonus	9,212	10,766
Employee stock purchase plan contributions	3,991	6,473
Accrued sales commissions	3,441	6,889
Accrued partner commissions	6,438	5,535
Accrued earnout liabilities	6,485	116
Contract liabilities	4,508	—
Accrued purchase price related to acquisitions	1,584	—
Other	7,956	6,811
Total	$49,114	$42,217

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations under the new revenue recognition standard. See Recently Adopted Accounting Standards in Note 2 and Contract Liabilities in Note 6.

5.	Acquisitions of Businesses

January 2019 Acquisition of Compli

On January 22, 2019, the Company completed the acquisition of substantially all the assets of Compli under an Asset Purchase Agreement (the “Compli Purchase”). Compli is a provider of compliance services, technology, and software to producers, distributors, and importers of alcoholic beverages in the United States. The Company accounted for the Compli Purchase as a business combination. As a result of the acquisition, the Company expanded its ability to provide transaction tax solutions and content for the alcoholic beverage industry. The transaction costs associated with the acquisition were not material.

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ending January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in accrued expenses on the consolidated balance sheet as of June 30, 2019. The earnout is adjusted to fair value quarterly (see Note 3).

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The estimated fair values are preliminary in nature and subject to adjustments, which are not expected to be material. The Company is currently in the process of finalizing the valuations related to the acquired intangible assets. The valuations will be finalized when certain information arranged to be obtained has been received and the Company’s review of that information has been completed.

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

The excess of the purchase price over the net identified tangible and intangible assets of $12.8 million has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Compli acquisition through June 30, 2019, revenue was $1.8 million and pre-tax loss was $0.3 million from the Compli business.

February 2019 Acquisition of Indix

On February 6, 2019, the Company completed the acquisition of substantially all the assets of Indix under an Asset Purchase Agreement (the “Indix Purchase”). Indix is an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. The Company accounted for the Indix Purchase as a business combination. As a result of the acquisition, the Company intends to use the Indix artificial intelligence to maintain and expand its tax content database. The transaction costs associated with the acquisition were not material.

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is recorded in accrued expenses on the consolidated balance sheet. The earnout is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved in the second quarter of 2019, and it was paid in July 2019.

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

The excess of the purchase price over the net identified tangible and intangible assets of $5.0 million has been recorded as goodwill, which includes cost savings expected from the use of the acquired technology and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Indix acquisition through June 30, 2019, pre-tax loss was $2.0 million from the Indix business.

6.	Revenue

The Company adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2019. See Note 2 for a description of the Company’s ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three and six months ended June 30, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year. The revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. There were no changes to the Company’s ASC 605 policy during the first half of 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Balance Sheets – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated balance sheet as of June 30, 2019 (in thousands):

	June 30,			December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$441,584	$—	$441,584	$142,322
Trade accounts receivable—net of allowance for doubtful accounts	43,409	963	44,372	40,287
Deferred commissions	7,365	(7,365)	—	—
Prepaid expenses and other current assets	11,179	—	11,179	11,307
Total current assets before customer fund assets	503,537	(6,402)	497,135	193,916
Funds held from customers	24,278	—	24,278	13,113
Receivable from customers—net of allowance for doubtful accounts	915	—	915	270
Total current assets	528,730	(6,402)	522,328	207,299
Noncurrent assets:
Property and equipment—net	34,148	—	34,148	33,373
Goodwill	78,981	—	78,981	61,300
Intangible assets—net	24,765	—	24,765	19,371
Deferred commissions	23,454	(23,454)	—	—
Other noncurrent assets	2,370	—	2,370	1,589
Total assets	$692,448	$(29,856)	$662,592	$322,932

Liabilities and shareholders' equity
Current liabilities:
Trade payables	$8,197	$—	$8,197	$4,847
Accrued expenses	49,114	(4,508)	44,606	42,217
Deferred revenue	137,997	4,903	142,900	125,260
Total current liabilities before customer fund obligations	195,308	395	195,703	172,324
Customer fund obligations	25,245	—	25,245	13,349
Total current liabilities	220,553	395	220,948	185,673
Noncurrent liabilities:
Deferred revenue	814	8,405	9,219	9,393
Deferred tax liability	638	—	638	560
Deferred rent	16,480	—	16,480	17,317
Other noncurrent liabilities	1,835	—	1,835	436
Total liabilities	240,320	8,800	249,120	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—	—	—
Common stock	8	—	8	7
Additional paid-in capital	937,047	—	937,047	599,493
Accumulated other comprehensive income (loss)	(2,531)	—	(2,531)	(2,345)
Accumulated deficit	(482,396)	(38,656)	(521,052)	(487,602)
Total shareholders’ equity	452,128	(38,656)	413,472	109,553
Total liabilities and shareholders' equity	$692,448	$(29,856)	$662,592	$322,932

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Operations (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedules summarize the impacts from the adoption of the new revenue recognition standard on the consolidated statement of operations for the three and six months ended June 30, 2019 (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$85,008	$534	$85,542	$59,845
Professional services	6,291	(47)	6,244	4,034
Total revenue	91,299	487	91,786	63,879
Cost of revenue:
Subscription and returns	22,938	—	22,938	15,837
Professional services	4,397	—	4,397	2,795
Total cost of revenue	27,335	—	27,335	18,632
Gross profit	63,964	487	64,451	45,247
Operating expenses:
Research and development	18,996	—	18,996	12,428
Sales and marketing	40,678	5,175	45,853	40,604
General and administrative	18,019	—	18,019	9,341
Total operating expenses	77,693	5,175	82,868	62,373
Operating loss	(13,729)	(4,688)	(18,417)	(17,126)
Other (income) expense:
Interest income	(1,282)	—	(1,282)	(99)
Interest expense	173	—	173	1,067
Other (income) expense, net	381	—	381	(442)
Total other (income) expense, net	(728)	—	(728)	526
Loss before income taxes	(13,001)	(4,688)	(17,689)	(17,652)
Provision for (benefit from) income taxes	172	—	172	114
Net loss	$(13,173)	$(4,688)	$(17,861)	$(17,766)

Net loss per share attributable to common shareholders, basic and diluted	$(0.18)	$(0.07)	$(0.25)	$(1.24)
Weighted average shares of common stock outstanding, basic and diluted	71,568		71,568	14,383

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Six Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$163,239	$618	$163,857	$117,715
Professional services	13,030	(100)	12,930	7,541
Total revenue	176,269	518	176,787	125,256
Cost of revenue:
Subscription and returns	43,916	—	43,916	30,654
Professional services	8,726	—	8,726	5,487
Total cost of revenue	52,642	—	52,642	36,141
Gross profit	123,627	518	124,145	89,115
Operating expenses:
Research and development	34,952	—	34,952	25,047
Sales and marketing	78,886	11,552	90,438	77,911
General and administrative	33,253	—	33,253	18,552
Total operating expenses	147,091	11,552	158,643	121,510
Operating loss	(23,464)	(11,034)	(34,498)	(32,395)
Other (income) expense:
Interest income	(2,049)	—	(2,049)	(135)
Interest expense	284	—	284	1,961
Other (income) expense, net	429	—	429	(472)
Total other (income) expense, net	(1,336)	—	(1,336)	1,354
Loss before income taxes	(22,128)	(11,034)	(33,162)	(33,749)
Provision for (benefit from) income taxes	288	—	288	(734)
Net loss	$(22,416)	$(11,034)	$(33,450)	$(33,015)

Net loss per share attributable to common shareholders, basic and diluted	$(0.32)	$(0.16)	$(0.48)	$(3.21)
Weighted average shares of common stock outstanding, basic and diluted	69,983		69,983	10,299

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Comprehensive Loss (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedules summarize the impacts from the adoption of the new revenue recognition standard on the consolidated statement of comprehensive loss for the three and six months ended June 30, 2019 (in thousands):

	For the Three Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(13,173)	$(4,688)	$(17,861)	$(17,766)
Other comprehensive income (loss)—Foreign currency translation	276	—	276	(3,048)
Total comprehensive loss	$(12,897)	$(4,688)	$(17,585)	$(20,814)

	For the Six Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(22,416)	$(11,034)	$(33,450)	$(33,015)
Other comprehensive income (loss)—Foreign currency translation	(186)	—	(186)	(2,445)
Total comprehensive loss	$(22,602)	$(11,034)	$(33,636)	$(35,460)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Cash Flows (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statement of cash flows for the six months ended June 30, 2019 (in thousands):

	For the Six Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Cash flows from operating activities:
Net loss	$(22,416)	$(11,034)	$(33,450)	$(33,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,668	—	7,668	5,992
Stock-based compensation	15,984	—	15,984	7,074
Deferred tax expense (benefit)	78	—	78	(967)
Amortization of deferred rent	(392)	—	(392)	263
Non-cash change in earnout liability	476	—	476	(462)
Non-cash bad debt (recovery) expense	450	—	450	(85)
Other	195	—	195	241
Changes in operating assets and liabilities:
Trade accounts receivable	(3,728)	(158)	(3,886)	(2,022)
Prepaid expenses and other current assets	(596)	—	(596)	(144)
Deferred commissions	(11,552)	11,552	—	—
Other noncurrent assets	(782)	—	(782)	(16)
Trade payables	2,468	—	2,468	(2,248)
Accrued expenses	(3,401)	(2,418)	(5,819)	(3,000)
Deferred revenue	15,127	2,058	17,185	17,113
Net cash used in operating activities	(421)	—	(421)	(11,276)
Cash flows from investing activities:
Net increase in customer fund assets	(11,878)	—	(11,878)	(4,585)
Cash paid for acquired intangible assets	(131)	—	(131)	(4,881)
Cash paid for acquisitions of businesses	(17,310)	—	(17,310)	—
Purchase of property and equipment	(4,950)	—	(4,950)	(8,169)
Net cash used in investing activities	(34,269)	—	(34,269)	(17,635)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705		274,705	192,510
Payments of deferred financing costs	(398)	—	(398)	(622)
Payments on credit facility	—	—	—	(33,000)
Proceeds from credit facility	—	—	—	23,000
Repayment of note payable	—	—	—	(234)
Net increase in customer fund obligations	11,797	—	11,797	4,585
Proceeds from exercise of stock options and common stock warrants	40,417	—	40,417	5,580
Proceeds from purchases of stock under employee stock purchase plan	7,664	—	7,664	—
Taxes paid related to net share settlement of stock-based awards	(93)	—	(93)	(2,217)
Repurchase of shares	—	—	—	(1,806)
Net cash provided by financing activities	334,092	—	334,092	187,796
Foreign currency effect on cash and cash equivalents	(140)	—	(140)	148
Net change in cash and cash equivalents	299,262	—	299,262	159,033
Cash and cash equivalents—Beginning of period	142,322	—	142,322	14,075
Cash and cash equivalents—End of period	$441,584	—	$441,584	$173,108

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,
	2019	2018
Revenue (U.S.):
Subscription and returns
Tax determination	$48,707	$34,250
Tax returns and compliance management	30,686	22,334
Interest income on funds held for customers	812	169
Total subscription and returns	80,205	56,753
Professional services	5,663	3,181
Total revenue (U.S.)	85,868	59,934
Total revenue (non-U.S.)	5,431	3,945
Total revenue	$91,299	$63,879

	For the Six Months Ended June 30,
	2019	2018
Revenue (U.S.):
Subscription and returns
Tax determination	$93,938	$67,400
Tax returns and compliance management	57,372	44,133
Interest income on funds held for customers	1,541	169
Total subscription and returns	152,851	111,702
Professional services	11,398	6,149
Total revenue (U.S.)	164,249	117,851
Total revenue (non-U.S.)	12,020	7,405
Total revenue	$176,269	$125,256

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the six months ended June 30, 2019 is presented below (in thousands):

Contract Liabilities
Balance at December 31, 2018	$—
Adoption of ASC 606	2,090
Contract liabilities transferred to deferred revenue	(2,394)
Addition to contract liabilities	4,812
Balance at June 30, 2019	$4,508

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2019, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2019 is presented below (in thousands):

Deferred Revenue
Balance at December 31, 2018	$134,653
Adoption of ASC 606	(11,250)
Revenue recognized	(176,269)
Additional amounts deferred	191,677
Balance at June 30, 2019	$138,811

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the six months ended June 30, 2019 is presented below (in thousands):

Deferred Commissions
Balance at December 31, 2018	$—
Adoption of ASC 606	19,267
Additional commissions deferred	14,615
Amortization of deferred commissions	(3,063)
Balance at June 30, 2019	$30,819

As of June 30, 2019, $7.4 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the six months ended June 30, 2019. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of June 30, 2019, amounts allocated to these additional contractual obligations are $33.1 million, of which $32.7 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$18,669	$(10,223)	$8,446
Developed technology	3 to 8	36,397	(20,205)	16,192
Noncompete agreements	3 to 5	671	(569)	102
Tradename and trademarks	1 to 4	452	(427)	25
		$56,189	$(31,424)	$24,765

		December 31, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,412	$(9,202)	$6,210
Developed technology	3 to 8	30,935	(17,806)	13,129
Noncompete agreements	3 to 5	574	(542)	32
Tradename and trademarks	1 to 4	420	(420)	—
		$47,341	$(27,970)	$19,371

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2019, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2018, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. In addition to cash paid at closing and shortly thereafter, the asset purchase agreement required the Company to issue shares of common stock as follows: 37,708 shares on November 29, 2018, 37,708 shares on May 29, 2019, and 37,706 shares on November 29, 2019.

Total consideration for the purchase also includes an earnout computed on future revenue and billings recognized by the Company over the six years following the acquisition, up to a maximum of $30.0 million. The earnout is payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. The cash portion of the earnout is computed based on eligible billings in the measurement period. The number of shares of common stock to be issued for the earnout is computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period. As earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. During the first half of 2019, the Company paid $0.1 million and issued 1,634 shares of common stock to the Sellers for the first earnout measurement period ended December 31, 2018 and accrued $0.1 million for cash and common stock payable to the Sellers for the earnout measurement period ended June 30, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2019 are summarized as follows (in thousands):

Balance—December 31, 2018	$61,300
Acquisition of Compli	12,807
Acquisition of Indix	4,953
Cumulative translation adjustments	(79)
Balance—June 30, 2019	$78,981

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of June 30, 2019, the Brazilian reporting unit had no associated goodwill.

8.	Commitments and Contingencies

Leases

Rent expense was $3.1 million and $6.0 million for the three and six months ended June 30, 2019, respectively, and $2.6 million and $4.9 million for the three and six months ended June 30, 2018, respectively. Sublease income was $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively, with no sublease income for the three and six months ended June 30, 2018.

Contingencies

Loss contingencies may arise in connection with the ordinary conduct of the Company’s business activities. The Company considers loss contingencies on a quarterly basis and based on known facts assesses whether potential losses are considered reasonably possible, probable, and estimable. The Company establishes an accrual for loss contingencies when the loss is both probable and reasonably estimable. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, management accrues the amount at the low end of the range. These accruals represent management’s estimate of probable losses and, in such cases, there may be an exposure to loss in excess of the amounts accrued. Significant judgment is required to determine both likelihood of there being a probable loss and the estimated amount of a loss. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrual, but will evaluate other disclosure requirements and continue to monitor the matter for developments that would make the loss contingency both probable and reasonably estimable. The ultimate outcome of any litigation relating to a loss contingency is uncertain and, regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, negative publicity, diversion of management resources, and other factors.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of June 30, 2019, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of June 30, 2019 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. That district court has set the trial date for October 26, 2020. The Company intends to continue to vigorously defend against PTP’s allegations.

9.	Debt

Loan and Security Agreement

The Company had a loan and security agreement with Silicon Valley Bank and Ally Bank that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, the Company terminated the Credit Facility.

Prior to termination of the Credit Facility, the Company was required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility was based on the greater of either 4.25% or the current prime rate, plus 1.75%.

10.	Convertible Preferred Stock and Shareholders’ Equity

Authorized Capital – Common Stock and Preferred Stock

On June 15, 2018, the Company completed an initial public offering (“IPO”) listing its common stock on the New York Stock Exchange. The Company is authorized to issue two classes of stock designated as common stock and preferred stock. In June 2018, immediately following the IPO, the Amended and Restated Articles of Incorporation became effective, which increased authorized capital stock to 620,000,000 shares, consisting of 600,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

Public Offering of Common Stock

In June 2019, the Company completed a public offering, in which the Company sold 4,133,984 shares of its common stock, including the full exercise of the underwriters’ option to purchase 539,215 additional shares of common stock, at a price of $69.40 per share. The Company received net proceeds of $274.7 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $1.2 million. As of June 30, 2019, 75,444,551 shares of the Company’s common stock were outstanding.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s shareholders’ equity during the six months ended June 30, 2019 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock options	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(9,243)	(9,243)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(469,223)	$168,973
Proceeds from common stock offering, net of underwriting discounts	4,133,984	1	274,704			274,705
Public offering costs			(1,198)			(1,198)
Exercise of stock options	1,368,510		13,106			13,106
Vesting of restricted stock units	902					—
Stock-based compensation cost			9,439			9,439
Shares issued to purchase intangible assets	37,708					—
Gain on translation adjustment				276		276
Net loss					(13,173)	(13,173)
Balance at June 30, 2019	75,444,551	$8	$937,047	$(2,531)	$(482,396)	$452,128

The changes to the Company’s convertible preferred stock and shareholders’ equity (deficit) for the six months ended June 30, 2018 is as follows (in thousands, except share data):

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at January 1, 2018	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Exercise of stock options			785,991		6,025			6,025
Shares tendered for cashless redemption of stock options			(465,710)		(7,715)			(7,715)
Stock-based compensation cost					3,517			3,517
Repurchase of shares	(10,000)	(67)	(48,152)		(752)			(752)
Gain on translation adjustment						603		603
Net loss							(15,249)	(15,249)
Balance at March 31, 2018	101,776,205	$370,854	6,264,422	$1	$19,196	$941	$(427,301)	$(407,163)
Proceeds from common stock offering, net of underwriters' discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption of stock options			(138,813)		(3,483)			(3,483)
Exercise of stock options			305,722		2,752			2,752
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation cost					3,571			3,571
Repurchase of shares			(56,695)		(986)			(986)
Loss on translation adjustment						(3,048)		(3,048)
Shares issued to purchase intangible assets					2,555			2,555
Net loss							(17,766)	(17,766)
Balance at June 30, 2018	—	$—	66,457,650	$7	$589,321	$(2,107)	$(445,067)	$142,154

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million.

All outstanding shares of convertible preferred stock were converted to common stock in connection with the Company’s IPO in June 2018.

Common Stock Warrants

Common stock warrants were previously granted to the Company’s Board of Directors for services provided. No common stock warrants were issued during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company issued 80,000 common stock warrants with a weighted average exercise price of $16.60 per share. The warrants granted to the Company’s Board of Directors in the first quarter of 2018 had a grant date fair value of $0.5 million, which was recorded as general and administrative expense. During 2018 and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. As of June 30, 2019, there were no common stock warrants outstanding.

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, restricted stock units (“RSUs”), and purchase rights. As of June 30, 2019, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the 2018 Employee Stock Purchase Plan (“ESPP”).

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of June 30, 2019, 2,479,421 shares were subject to outstanding awards and 6,484,394 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of June 30, 2019, there were 6,607,681 shares subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation cost:
Common stock warrants	$—	$—	$—	$512
Stock options	4,196	3,571	8,113	6,576
Restricted stock units	4,551	—	6,249	—
Employee stock purchase plan	692	—	1,648	—
Total stock-based compensation cost	$9,439	$3,571	$16,010	$7,088

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the six months ended June 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of December 31, 2018	11,094,070	$12.17	6.81	$210,523
Options granted	944,966	43.95
Options exercised	(4,131,801)	9.78
Options cancelled or expired	(167,688)	15.92
Options outstanding as of June 30, 2019	7,739,547	17.25	7.17	425,303
Options exercisable as of June 30, 2019	3,889,576	$10.53	5.81	$239,873

A summary of options outstanding and vested as of June 30, 2019 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$0.96 to $1.90	324,670	1.7	324,670	1.7
2.86 to 6.40	717,673	3.8	717,673	3.8
8.04 to 11.72	592,039	4.7	592,039	4.7
12.20 to 15.06	2,914,296	7.2	1,740,997	6.9
16.06 to 24.00	2,059,003	8.6	500,623	8.6
31.99 to 42.21	905,451	9.5	7,332	9.3
55.10 to 72.67	226,415	9.8	6,242	9.8
	7,739,547		3,889,576

The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $192.4 million and $9.9 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $18.93 and $8.09 per share, respectively. During the six months ended June 30, 2019, 1,288,099 options vested. There were 3,849,971 options unvested as of June 30, 2019.

As of June 30, 2019, $37.6 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.7 years.

All stock-based payments to participants, including employees and non-employee directors, are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the vesting period during which the participant is required to perform services in exchange for the award. The vesting period is generally four years for employees and one year for non-employee directors. For the options granted during the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended June 30,
	2019	2018
Fair market value of common stock	$39.76 - 72.67	$16.86 - 24.00
Volatility	40%	40%
Expected term	5-6 years	6 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	1.77% - 2.65%	2.55% - 2.97%

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Given the Company’s relative inexperience of significant exercise activity, the expected term assumptions were determined based on application of the simplified method of expected term calculation by averaging the contractual life of option grants and the vesting period of such grants. This application, when coupled with the contractual life of ten years and average vesting term of four years for employees and one year for non-employee directors, creates an expected term of six years and five years, respectively.

The Company has not paid and does not expect to pay dividends.

The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the option grant at the date nearest the option grant date.

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2019:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of December 31, 2018	74,424	$32.69
RSUs granted	1,317,667	47.83
RSUs vested	(902)	72.67
RSUs cancelled	(43,634)	43.03
RSUs outstanding as of June 30, 2019	1,347,555	$47.14

Stock-based compensation cost is recorded on a straight-line basis over the vesting term of each RSU grant, which is generally four years for employees and one year for non-employee directors, based on the fair value of the Company’s underlying common stock on the date of grant. As of June 30, 2019, $57.2 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.5 years.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Employee Stock Purchase Plan

The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases are accomplished through participation in discrete offering periods. The first offering period began on June 15, 2018 and ended on January 31, 2019. Subsequent offering periods begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of June 30, 2019, 1,291,631 shares of common stock are reserved for sale under the ESPP.

There were no stock purchases under the ESPP during the three months ended June 30, 2019. During the six months ended June 30, 2019, 372,764 shares of common stock were purchased under the ESPP.

As of June 30, 2019, there was approximately $0.2 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2019 and ended on July 31, 2019.

The Black-Scholes option-pricing model was used to value ESPP purchase rights issued during the six months ended June 30, 2019 using the following assumptions:

For the Six Months Ended June 30,
2019
Fair market value of common stock at grant date	40.60
Volatility	40%
Expected term	0.5 years
Expected dividend yield	n/a
Risk-free interest rate	2.59%

12.	Income Taxes

The Company used an annual effective tax rate approach to calculate income taxes for the six months ended June 30, 2019 and 2018. The annual effective tax rate differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. Income taxes for international operations were not material for the six months ended June 30, 2019 and 2018.

The effective income tax rate was an expense of 1.3% for the six months ended June 30, 2019, and a benefit of 2.2% for the six months ended June 30, 2018. For the six months ended June 30, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the six months ended June 30, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders	$(13,173)	$(17,766)	$(22,416)	$(33,015)
Denominator:
Weighted-average common shares outstanding-basic	71,568	14,383	69,983	10,299
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants, ESPP shares and convertible preferred shares (as converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	71,568	14,383	69,983	10,299
Net loss per common share, basic and diluted	$(0.18)	$(1.24)	$(0.32)	$(3.21)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common shares	8,458	11,151	9,343	11,218
Unvested restricted stock units	1,213	—	924	—
Employee stock purchase plan shares	82	—	48	—
Common stock warrants	—	401	—	475
Convertible preferred shares (as converted)	—	44,178	—	47,515
Total	9,753	55,730	10,315	59,208

14.	Subsequent Events

On July 31, 2019, the Company acquired substantially all the assets of Portway International Inc., a provider of Harmonized System classifications and outsourced customs brokerage services. Total cash consideration for the purchase was $15.0 million, including $2.0 million to be paid after eighteen months. The purchase agreement provides for additional consideration of up to $10.0 million, payable in the Company’s common stock, under an earnout provision. The earnout amount is based on specific revenue and operating metrics achieved through January 2021.

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 93% and 94% of our total revenue during the six months ended June 30, 2019 and 2018, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length. Subscription and returns revenue are primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first half of 2019, we generated approximately 93% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

We have been growing rapidly in recent periods. Our total revenue for the three months ended June 30, 2019 were $91.3 million compared to $63.9 million for the three months ended June 30, 2018. Our total revenues for the six months ended June 30, 2019 were $176.3 million compared to $125.3 million for the six months ended June 30, 2018. As a result of significant investments in growth, we have incurred net losses in all our prior reporting periods. Our net loss for the three months ended June 30, 2019 was $13.2 million compared to a net loss of $17.8 million for the three months ended June 30, 2018. Our net loss for the six months ended June 30, 2019 was $22.4 million compared to a net loss of $33.0 million for the six months ended June 30, 2018.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We use certain non-GAAP measures and other key business metrics, which are discussed under “Use and Reconciliation of Non-GAAP Financial Measures” and below.

	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Number of core customers (as of end of period)	10,430	9,700	9,070	8,490	8,080	7,760	7,490	7,250
Net revenue retention rate	111%	107%	108%	105%	108%	109%	105%	107%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of June 30, 2019 and December 31, 2018, we had approximately 10,430 and 9,070 core customers, respectively, representing less than half of our total number of customers. In the first half of 2019, our core customers represented more than 80% of our total revenue.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 111% for the quarter ended June 30, 2019 and on average has been 108% over the last four quarters ended June 30, 2019.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services.

Subscription and Returns Revenue.  Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers.

Subscription and returns revenue primarily consist of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers purchase tax return preparation on a subscription basis for an allotted number of returns.

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

Subscription and returns revenue also include interest income generated on funds held for customers. In order to provide tax remittance services to customers, we hold funds from customers in advance of remittance to tax authorities. These funds are held in trust accounts at FDIC-insured institutions. Prior to remittance, we earn interest on these funds.

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

We devote substantial resources to enhancing and maintaining the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

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

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, interest expense on outstanding borrowings, quarterly remeasurement of contingent consideration for acquisitions accounted for as business combinations, realized foreign currency changes, and other nonoperating gains and losses. Interest expense on our borrowings was based on a floating per annum rate at specified percentages above the prime rate.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The comparability of periods covered by our financial statements is impacted by acquisitions and the impact of the adoption of new accounting standards. In May 2018, we acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties). In January 2019, we acquired substantially all the assets of Compli and in February 2019, we acquired substantially all the assets of Indix. We adopted the new revenue recognition standard ASC 606 effective January 1, 2019 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2019, which are reported in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and six months ended June 30, 2019 and included financial results during 2019 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	For the Three Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$85,008	$534	$85,542	$59,845
Professional services	6,291	(47)	6,244	4,034
Total revenue	91,299	487	91,786	63,879
Cost of revenue:
Subscription and returns	22,938	—	22,938	15,837
Professional services	4,397	—	4,397	2,795
Total cost of revenue(1)	27,335	—	27,335	18,632
Gross profit	63,964	487	64,451	45,247
Operating expenses:
Research and development(1)	18,996	—	18,996	12,428
Sales and marketing(1)	40,678	5,175	45,853	40,604
General and administrative(1)	18,019	—	18,019	9,341
Total operating expenses	77,693	5,175	82,868	62,373
Operating loss	(13,729)	(4,688)	(18,417)	(17,126)
Total other (income) expense, net	(728)	—	(728)	526
Loss before income taxes	(13,001)	(4,688)	(17,689)	(17,652)
Provision for (benefit from) income taxes	172	—	172	114
Net loss	$(13,173)	$(4,688)	$(17,861)	$(17,766)

(1) The stock-based compensation expense included above was as follows:
			For the Three Months Ended June 30,
			2019	2018
			(in thousands)
Cost of revenue			$708	$377
Research and development			1,627	784
Sales and marketing			2,107	1,040
General and administrative			4,982	1,363
Total stock-based compensation			$9,424	$3,564

The amortization of acquired intangibles included above was as follows:
			For the Three Months Ended June 30,
			2019	2018
			(in thousands)
Cost of revenue			$1,230	$887
Research and development			—	—
Sales and marketing			543	507
General and administrative			4	7
Total amortization of acquired intangibles			$1,777	$1,401

	For the Six Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$163,239	$618	$163,857	$117,715
Professional services	13,030	$(100)	12,930	7,541
Total revenue	176,269	518	176,787	125,256
Cost of revenue:
Subscription and returns	43,916	—	43,916	30,654
Professional services	8,726	—	8,726	5,487
Total cost of revenue(1)	52,642	—	52,642	36,141
Gross profit	123,627	518	124,145	89,115
Operating expenses:
Research and development(1)	34,952	—	34,952	25,047
Sales and marketing(1)	78,886	11,552	90,438	77,911
General and administrative(1)	33,253	—	33,253	18,552
Total operating expenses	147,091	11,552	158,643	121,510
Operating loss	(23,464)	(11,034)	(34,498)	(32,395)
Total other (income) expense, net	(1,336)	—	(1,336)	1,354
Loss before income taxes	(22,128)	(11,034)	(33,162)	(33,749)
Provision for (benefit from) income taxes	288	—	288	(734)
Net loss	$(22,416)	$(11,034)	$(33,450)	$(33,015)

(1) The stock-based compensation expense included above was as follows:
			For the Six Months Ended June 30,
			2019	2018
			(in thousands)
Cost of revenue			$1,449	$673
Research and development			2,919	1,365
Sales and marketing			4,276	2,085
General and administrative			7,340	2,951
Total stock-based compensation			$15,984	$7,074

The amortization of acquired intangibles included above was as follows:
			For the Six Months Ended June 30,
			2019	2018
			(in thousands)
Cost of revenue			$2,400	$1,785
Research and development			—	—
Sales and marketing			1,048	1,009
General and administrative			7	17
Total amortization of acquired intangibles			$3,455	$2,811

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended June 30,
	2019		2018
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	94%
Professional services	7%	7%	6%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	25%
Professional services	5%	5%	4%
Total cost of revenue	30%	30%	29%
Gross profit	70%	70%	71%
Operating expenses:
Research and development	21%	21%	19%
Sales and marketing	45%	50%	64%
General and administrative	20%	20%	15%
Total operating expenses	85%	90%	98%
Operating loss	-15%	-20%	-27%
Total other (income) expense, net	-1%	-1%	1%
Loss before income taxes	-14%	-19%	-28%
Provision for (benefit from) income taxes	0%	0%	0%
Net loss	-14%	-19%	-28%

	For the Six Months Ended June 30,
	2019		2018
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	94%
Professional services	7%	7%	6%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	24%
Professional services	5%	5%	4%
Total cost of revenue	30%	30%	29%
Gross profit	70%	70%	71%
Operating expenses:
Research and development	20%	20%	20%
Sales and marketing	45%	51%	62%
General and administrative	19%	19%	15%
Total operating expenses	83%	90%	97%
Operating loss	-13%	-20%	-26%
Total other (income) expense, net	-1%	-1%	1%
Loss before income taxes	-13%	-19%	-27%
Provision for (benefit from) income taxes	0%	0%	-1%
Net loss	-13%	-19%	-26%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$85,008	$534	$85,542	$59,845	42%	43%
Professional services	6,291	(47)	6,244	4,034	56%	55%
Total revenue	$91,299	$487	$91,786	$63,879	43%	44%

ASC 606 total revenue for the three months ended June 30, 2019 increased by $27.4 million, or 43%, compared to the three months ended June 30, 2018. ASC 606 total revenue for the three months ended June 30, 2019 was $91.3 million compared to ASC 605 total revenue of $91.8 million for the same period. ASC 605 total revenue for the three months ended June 30, 2019 increased by $27.9 million, or 44%, compared to the three months ended June 30, 2018. ASC 605 subscription and returns revenue for the three months ended June 30, 2019 increased by $25.7 million, or 43%, compared to the three months ended June 30, 2018. ASC 605 professional services revenue for the three months ended June 30, 2019 increased by $2.2 million, or 55%, compared to the three months ended June 30, 2018.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total ASC 605 revenue for the three months ended June 30, 2019 compared to the same period of 2018, was due primarily to $15.6 million from new U.S. customers, $6.9 million from existing U.S. customers, $2.3 million from Streamlined Sales Tax (“SST”) revenue, $1.5 million attributable to revenue growth in our international operations, $1.0 million from the Compli acquisition made during the first quarter of 2019, and $0.6 million from interest earned on funds held for customers. Currently a small component of our total revenue, we offer SST services to businesses that are registered to participate in the program. Because we generally provide SST services at no cost to the seller, we earn a fee from the participating state and local governments based on a percentage of sales tax reported and paid.

Cost of Revenue

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$22,938	$—	$22,938	$15,837	45%	45%
Professional services	4,397	—	4,397	2,795	57%	57%
Total revenue	$27,335	$—	$27,335	$18,632	47%	47%

Cost of Revenue

Cost of revenue for the three months ended June 30, 2019 increased by $8.7 million, or 47%, compared to the three months ended June 30, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $4.1 million in employee-related costs from higher headcount, an increase of $1.3 million in outside services expenses, an increase of $1.3 million in software hosting costs, and an increase of $0.7 million in allocated overhead cost.

Our cost of revenue headcount increased approximately 42% from June 30, 2018 to June 30, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $3.3 million increase in salaries and benefits, $0.7 million increase in compensation expense related to our bonus plans and a $0.3 million increase in stock-based compensation expense. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher compared to the prior period.

Gross Profit

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$62,070	$534	$62,604	$44,008	41%	42%
Professional services	1,894	(47)	1,847	1,239	53%	49%
Total gross profit	$63,964	$487	$64,451	$45,247	41%	42%
Gross margin
Subscription and returns	73%		73%	74%
Professional services	30%		30%	31%
Total gross margin	70%		70%	71%

ASC 606 total gross profit for the three months ended June 30, 2019 increased $18.7 million, or 41%, compared to the three months ended June 30, 2018. ASC 605 total gross profit for the three months ended June 30, 2019 increased $19.2 million, or 42%, compared to the three months ended June 30, 2018. Total gross margin was 70% for the three months ended June 30, 2019 compared to 71% for the same period of 2018.

Research and Development

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$18,996	$—	$18,996	$12,428	53%	53%

Research and development expenses for the three months ended June 30, 2019 increased $6.6 million, or 53%, compared to the three months ended June 30, 2018. The increase was due primarily to an increase of $5.6 million in employee-related costs from higher headcount, and an increase of $0.5 million in allocated overhead cost.

Research and development headcount increased approximately 37% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $3.2 million increase in salaries and benefits, a $0.8 million increase in stock-based compensation expense, and a $1.2 million increase in compensation expense related to our bonus plans.

Sales and Marketing

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$40,678	$5,175	$45,853	$40,604	0%	13%

Sales and marketing expenses for the three months ended June 30, 2019 increased $0.1 million compared to the three months ended June 30, 2018. ASC 606 sales and marketing expenses for the three months ended June 30, 2019 was $40.7 million compared to ASC 605 sales and marketing expense of $45.9 million for the same period. The difference of $5.2 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All our sales commissions and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the three months ended June 30, 2019 increased $5.3 million, or 13%, compared to the three months ended June 30, 2018. The increase was due primarily to an increase of $4.9 million in employee-related costs, and an increase of $1.6 million for partner commission expense, partially offset by a decrease of $0.6 million in outside services expenses and a decrease of $0.6 million in marketing campaign expenses.

Sales and marketing headcount increased approximately 10% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $2.3 million increase in salaries and benefits, a $1.1 million increase in stock-based compensation expense, a $1.1 million increase in compensation expense related to our bonus plans, and a $0.8 million increase in sales commissions expense. Sales commissions expense increased due to strong sales-related activity. ASC 605 sales commission expense was $7.2 million for the three months ended June 30, 2019 compared to $6.4 million for the three months ended June 30, 2018. Partner commission expense increased due primarily to higher revenues. ASC 605 partner commission expense was $6.7 million for the three months ended June 30, 2019 compared to $5.1 million for the three months ended June 30, 2018. Outside services expenses and marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing.

General and Administrative

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$18,019	$—	$18,019	$9,341	93%	93%

General and administrative expenses for the three months ended June 30, 2019 increased $8.7 million, or 93%, compared to the three months ended June 30, 2018. The increase was due primarily to an increase of $6.7 million in employee-related costs, a $1.3 million increase in outside service expenses, and a $0.4 million increase in merchant fees.

General and administrative headcount increased 20% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $3.6 million increase in stock-based compensation expense, a $1.8 million increase in salaries and benefits, and a $1.0 million increase in compensation expense related to our bonus plans. Outside services expenses increased primarily as a result of being a public company. Merchant fees, which are credit card processing fees, increased due to increased payment activity from customers transitioning to our auto-payment program which uses credit cards for customer payment.

Total Other (Income) Expense, Net

	For the Three Months Ended June 30,
	2019			2018	$ Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,282)	$—	$(1,282)	$(99)	$(1,183)	$(1,183)
Interest expense	173	—	173	1,067	(894)	(894)
Other (income) expense, net	381	—	381	(442)	823	823
Total other (income) expense, net	$(728)	$—	$(728)	$526	$(1,254)	$(1,254)

Total other income for the three months ended June 30, 2019 was $0.7 million compared to $0.5 million of other expense for the three months ended June 30, 2018. Interest income increased due to interest earned on investing our public offering cash proceeds. Interest expense decreased due to having no outstanding borrowings during the second quarter of 2019. We discuss borrowings under “Liquidity and Capital Resources” below. Other (income) expense, net changed to $0.4 million of other expense in the second quarter of 2019 from $0.4 million of other income in the second quarter of 2018, primarily due to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the second quarter of 2019, the adjustments to fair value increased the carrying value of the earnout liabilities for our Compli and Indix acquisitions, resulting in other expense of $0.5 million. During the second quarter of 2018, the adjustments to fair value decreased the carrying value of the earnout liabilities for our Brazil and VAT Applications acquisitions, resulting in other income of $0.4 million.

Provision for (Benefit from) Income Taxes

	For the Three Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$172	$—	$172	$114	51%	51%

The provision for income taxes for the three months ended June 30, 2019 was $0.2 million compared to a provision of $0.1 million for the three months ended June 30, 2018. The effective income tax rate was 1.3% for the three months ended June 30, 2019 compared to a rate of 0.6% for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$163,239	$618	$163,857	$117,715	39%	39%
Professional services	13,030	(100)	12,930	7,541	73%	71%
Total revenue	$176,269	$518	$176,787	$125,256	41%	41%

ASC 606 total revenue for the six months ended June 30, 2019 increased $51.0 million, or 41%, compared to the six months ended June 30, 2018. ASC 606 total revenue for the six months ended June 30, 2019 was $176.3 million compared to ASC 605 total revenue of $176.8 million for the same period. ASC 605 total revenue for the six months ended June 30, 2019 increased by $51.5 million, or 41%, compared to the six months ended June 30, 2018. ASC 605 subscription and returns revenue for the six months ended June 30, 2019 increased by $46.1 million, or 39%, compared to the six months ended June 30, 2019. ASC 605 professional services revenue for the six months ended June 30, 2019 increased by $5.4 million, or 71%, compared to the six months ended June 30, 2018.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total ASC 605 revenue for the six months ended June 30, 2019 compared to the same period of 2018, was due primarily to $26.0 million from new U.S. customers, $13.8 million from existing U.S. customers, $4.6 million attributable to revenue growth in our international operations, $3.9 million from SST revenue, $1.8 million from the Compli acquisition made during the first quarter of 2019, and $1.4 million from interest earned on funds held for customers.

Cost of Revenue

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$43,916	$—	$43,916	$30,654	43%	43%
Professional services	8,726	—	8,726	5,487	59%	59%
Total revenue	$52,642	$—	$52,642	$36,141	46%	46%

Cost of Revenue

Cost of revenue for the six months ended June 30, 2019 increased by $16.5 million, or 46%, compared to the six months ended June 30, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $7.3 million in employee-related costs from higher headcount, an increase of $3.1 million in outside services expenses, an increase of $2.7 million in software hosting costs, an increase of $1.3 million in allocated overhead cost, and an increase of $0.6 million in amortization expense on acquired intangibles assets.

Our cost of revenue headcount increased approximately 42% from June 30, 2018 to June 30, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $5.7 million increase in salaries and benefits, a $1.0 million increase in compensation expense related to our bonus plans, and a $0.8 million increase in stock-based compensation expense. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher compared to the prior period.

Gross Profit

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$119,323	$618	$119,941	$87,061	37%	38%
Professional services	4,304	(100)	4,204	2,054	110%	105%
Total gross profit	$123,627	$518	$124,145	$89,115	39%	39%
Gross margin
Subscription and returns	73%		73%	74%
Professional services and other	33%		33%	27%
Total gross margin	70%		70%	71%

ASC 606 total gross profit for the six months ended June 30, 2019 increased $34.5 million, or 39%, compared to the six months ended June 30, 2018. ASC 605 total gross profit for the six months ended June 30, 2019 increased $35.0 million, or 39%, compared to the six months ended June 30, 2018. Total gross margin was 70% for the six months ended June 30, 2019 compared to 71% for the same period of 2018.

Research and Development

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$34,952	$—	$34,952	$25,047	40%	40%

Research and development expenses for the six months ended June 30, 2019 increased $9.9 million, or 40%, compared to the six months ended June 30, 2018. The increase was due primarily to an increase of $8.7 million in employee-related costs from higher headcount, and an increase of $0.9 million in allocated overhead cost.

Research and development headcount increased approximately 37% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $5.1 million increase in salaries and benefits, a $1.6 million increase in stock-based compensation expense, and a $1.4 million increase in compensation expense related to our bonus plans.

Sales and Marketing

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$78,886	$11,552	$90,438	$77,911	1%	16%

Sales and marketing expenses for the six months ended June 30, 2019 increased $1.0 million, or 1%, compared to the six months ended June 30, 2018. ASC 606 sales and marketing expenses for the six months ended June 30, 2019 was $78.9 million compared to ASC 605 sales and marketing expense of $90.4 million for the same period. The difference of $11.6 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All our sales commissions and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the six months ended June 30, 2019 increased $12.5 million, or 16%, compared to the six months ended June 30, 2018. The increase was due primarily to an increase of $9.1 million in employee-related costs, an increase of $4.5 million for partner commission expense, and an increase of $0.5 million in allocated overhead cost, partially offset by a decrease in outside services expenses of $0.9 million and a decrease in marketing campaign expenses of $0.4 million.

Sales and marketing headcount increased approximately 10% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $4.7 million increase in salaries and benefits, a $2.2 million increase in stock-based compensation expense, a $1.8 million increase in sales commissions expense, and a $1.2 million increase in compensation expense related to our bonus plans, partially offset by a $0.8 million decrease in contract and temporary employee costs. Sales commissions expense increased due to strong sales-related activity. ASC 605 sales commission expense was $14.0 million for the six months ended June 30, 2019 compared to $12.2 million for the six months ended June 30, 2018. Partner commission expense increased due primarily to higher revenues and an increase in the proportion of sales eligible for partner commissions, including new sales which generally earn a higher commission rate compared to renewal sales. ASC 605 partner commission expense was $13.5 million for the six months ended June 30, 2019 compared to $9.0 million for the six months ended June 30, 2018. Outside services expenses and marketing campaign expenses decreased due to a reduction in our discretionary spending on advertising and marketing.

General and Administrative

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$33,253	$—	$33,253	$18,552	79%	79%

General and administrative expenses for the six months ended June 30, 2019 increased $14.7 million, or 79%, compared to the six months ended June 30, 2018. The increase was due primarily to an increase of $10.5 million in employee-related costs, a $2.2 million increase in outside service expenses, a $0.7 million increase in merchant fees, and an increase of $0.6 million in insurance costs, partially offset by a $0.9 million decrease in allocated overhead cost.

General and administrative headcount increased 20% from June 30, 2018 to June 30, 2019. Employee-related costs increased due primarily to a $4.4 million increase in stock-based compensation expense, a $3.9 million increase in salaries and benefits, and a $1.7 million increase in compensation expense related to our bonus plans. Outside services expenses increased primarily as a result of being a public company. Merchant fees, which are credit card processing fees, increased due to increased payment activity from customers transitioning to our auto-payment program which uses credit cards for customer payment. Insurance costs have increased from the prior period as a result of being a public company.

Total Other (Income) Expense, Net

	For the Six Months Ended June 30,
	2019			2018	$ Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(2,049)	$—	$(2,049)	$(135)	$(1,914)	$(1,914)
Interest expense	284	—	284	1,961	(1,677)	(1,677)
Other (income) expense, net	429	—	429	(472)	901	901
Total other (income) expense, net	$(1,336)	$—	$(1,336)	$1,354	$(2,690)	$(2,690)

Total other income for the six months ended June 30, 2019 was $1.3 million compared to $1.4 million of other expense for the six months ended June 30, 2018. Interest income increased due to interest earned on investing our public offering cash proceeds. Interest expense decreased due to having no outstanding borrowings during the first half of 2019. We discuss borrowings under “Liquidity and Capital Resources” below. Other (income) expense, net changed to $0.4 million other expense in the first half of 2019 from $0.5 million of other income in the first half of 2018, primarily due to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the second half of 2019, the adjustments to fair value increased the carrying value of the earnout liabilities for our Compli and Indix acquisitions, resulting other expense of $0.5 million. During the second half of 2018, the adjustments to fair value decreased the carrying value of the earnout liabilities for our Brazil and VAT Applications acquisitions, resulting in other income of $0.5 million.

Provision for (Benefit from) Income Taxes

	For the Six Months Ended June 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$288	$—	$288	$(734)	-139%	-139%

The provision for income taxes for the six months ended June 30, 2019 was $0.3 million compared to a benefit from income taxes of $0.7 million for the six months ended June 30, 2018. The effective income tax rate was 1.3% for the six months ended June 30, 2019 compared to a benefit of 2.2% for the six months ended June 30, 2018. For the six months ended June 30, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the six months ended June 30, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first half of 2019. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, private placements, public offerings of our common stock, and bank borrowings. In June 2019, we completed a public offering of our common stock, in which we sold 4,133,984 shares at a price of $69.40 per share, including the full exercise of the underwriters’ option to purchase 539,215 additional shares. We received net proceeds of $274.7 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable of $1.2 million. In June 2018, we completed an initial public offering (“IPO”) of our common stock, in which we sold 8,625,000 shares at $24.00 per share, including the full exercise of the underwriters’ option to purchase 1,125,000 additional shares. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable of $3.4 million. As of June 30, 2019, we had $441.6 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We had a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, we terminated the Credit Facility. As of June 30, 2019, we had no credit facilities in place and had no borrowings outstanding.

Prior to the termination of the Credit Facility, we were required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility was based on the greater of either 4.25% or the current prime rate, plus 1.75%.

Future Cash Requirements

As of June 30, 2019, our cash and cash equivalents included proceeds from our June 2019 and our June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $441.6 million as of June 30, 2019, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash (used in) provided by:
Operating Activities	$(421)	$(11,276)
Investing Activities	(34,269)	(17,635)
Financing Activities	334,092	187,796

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

For the six months ended June 30, 2019, cash used in operating activities was $0.4 million compared to $11.3 million for the six months ended June 30, 2018. The decrease in cash used of $10.9 million was due primarily to an increase in cash collected from customers as demand for our subscription services continued to grow, partially offset by increasing headcount to support this growth. Additionally, during the first six months of 2019, we earned and received interest income on a portion of the cash proceeds from our June 2018 IPO, while during the first six months of 2018, we accrued and paid interest expense on our outstanding borrowings.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the six months ended June 30, 2019, cash used in investing activities was $34.3 million, compared to cash used of $17.6 million for the six months ended June 30, 2018. The increase in cash used of $16.6 million was due primarily to cash paid for acquisitions of $17.3 million, and a greater increase in customer fund assets of $7.3 million, partially offset by lower cash paid for purchases of intangible assets of $4.8 million and lower capital expenditures of $3.2 million. In the first half of 2019, we acquired substantially all the assets of Compli and Indix for total cash consideration of $17.3 million. In the first half of 2018, we acquired developed technology to facilitate cross-border transactions (e.g. duties and tariffs). Capital expenditures decreased due primarily to spending related to our new corporate headquarters in Seattle, Washington during the first half of 2018. Our new headquarters opened in the first quarter of 2018.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, our Credit Facility, and changes in customer fund obligations.

For the six months ended June 30, 2019, cash provided by financing activities was $334.1 million compared to cash provided of $187.8 million for the six months ended June 30, 2018. This increase in cash provided of $146.3 million was due primarily to increased cash proceeds from offerings of our common stock of $82.2 million, a $34.8 million increase in cash proceeds from exercise of stock options, $7.7 million of cash proceeds from common stock purchased under our employee stock purchase plan, and a $7.2 million greater increase in customer fund obligations in the first half of 2019. We also had net repayments on our Credit Facility of $10.0 million in the first of half of 2018 with no comparable activity in 2019.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations as of June 30, 2019 as compared to December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2019 or 2018.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, free cash flow, and calculated billings, which are non-GAAP financial measures. We have provided tabular reconciliations of each of these non-GAAP financial measures to its most directly comparable GAAP financial measure.

•

We calculate non-GAAP cost of revenue, non-GAAP research and development expense, non-GAAP sales and marketing expense, and non-GAAP general and administrative expense as GAAP cost of revenue, GAAP research and development expense, GAAP sales and marketing expense, and GAAP general and administrative expense before stock-based compensation expense and the amortization of acquired intangible assets included in each of the expense categories.

•

We calculate non-GAAP gross profit as GAAP gross profit before stock-based compensation expense and the amortization of acquired intangibles included in cost of revenue. We calculate non-GAAP gross margin as GAAP gross margin before the impact of stock-based compensation expense and the amortization of acquired intangibles included in cost of revenue as a percentage of revenue.

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

Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. In addition, because we recognize subscription revenue ratably over the subscription term, management uses calculated billings to measure our subscription sales activity for a particular period, to compare subscription sales activity across particular periods, and as an indicator of future subscription revenue, the actual timing of which will be affected by several factors, including subscription start date and duration. We believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

As a result of adoption of ASC 606 effective January 1, 2019, non-GAAP financial measures for the three and six months ended June 30, 2019, as computed in accordance with ASC 606, are not as comparable to non-GAAP financial measures for the three and six months ended June 30, 2018, which are computed in accordance with ASC 605. Except for calculated billings, the reconciliation of non-GAAP measures provided below includes additional information to reconcile the impacts of the adoption of ASC 606 on the non-GAAP financial measures for the three and six months ended June 30, 2019, including presentation of the non-GAAP measures for 2019 under ASC 605 for comparison to the prior year periods.

The following schedules reflect our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$27,335	$—	$27,335	$18,632
Stock-based compensation expense	(708)	—	(708)	(377)
Amortization of acquired intangibles	(1,230)	—	(1,230)	(887)
Non-GAAP Cost of Revenue	$25,397	$—	$25,397	$17,368

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$63,964	$487	$64,451	$45,247
Stock-based compensation expense	708	—	708	377
Amortization of acquired intangibles	1,230	—	1,230	887
Non-GAAP Gross Profit	$65,902	$487	$66,389	$46,511

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	0%	70%	71%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	0%	1%	1%
Non-GAAP Gross Margin	72%	0%	72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$18,996	$—	$18,996	$12,428
Stock-based compensation expense	(1,627)	—	(1,627)	(784)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$17,369	$—	$17,369	$11,644

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$40,678	$5,175	$45,853	$40,604
Stock-based compensation expense	(2,107)	—	(2,107)	(1,040)
Amortization of acquired intangibles	(543)	—	(543)	(507)
Non-GAAP Sales and Marketing Expense	$38,028	$5,175	$43,203	$39,057

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$18,019	$—	$18,019	$9,341
Stock-based compensation expense	(4,982)	—	(4,982)	(1,363)
Amortization of acquired intangibles	(4)	—	(4)	(7)
Non-GAAP General and Administrative Expense	$13,033	$—	$13,033	$7,971

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(13,729)	$(4,688)	$(18,417)	$(17,126)
Stock-based compensation expense	9,424	—	9,424	3,564
Amortization of acquired intangibles	1,777	—	1,777	1,401
Non-GAAP Operating Loss	$(2,528)	$(4,688)	$(7,216)	$(12,161)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(13,173)	$(4,688)	$(17,861)	$(17,766)
Stock-based compensation expense	9,424	—	9,424	3,564
Amortization of acquired intangibles	1,777	—	1,777	1,401
Non-GAAP Net Loss	$(1,972)	$(4,688)	$(6,660)	$(12,801)

Free Cash Flow:
Net cash (used in) provided by operating activities	$10,000	$—	$10,000	$2,099
Purchases of property and equipment	(2,836)	—	(2,836)	(4,544)
Free Cash Flow	$7,164	$—	$7,164	$(2,445)

	For the Six Months Ended June 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$52,642	$—	$52,642	$36,141
Stock-based compensation expense	(1,449)	—	(1,449)	(673)
Amortization of acquired intangibles	(2,400)	—	(2,400)	(1,785)
Non-GAAP Cost of Revenue	$48,793	$—	$48,793	$33,683

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$123,627	$518	$124,145	$89,115
Stock-based compensation expense	1,449	—	1,449	673
Amortization of acquired intangibles	2,400	—	2,400	1,785
Non-GAAP Gross Profit	$127,476	$518	$127,994	$91,573

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%		70%	71%
Stock-based compensation expense as a percentage of revenue	1%		1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%		1%	1%
Non-GAAP Gross Margin	72%		72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$34,952	$—	$34,952	$25,047
Stock-based compensation expense	(2,919)	—	(2,919)	(1,365)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$32,033	$—	$32,033	$23,682

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$78,886	$11,552	$90,438	$77,911
Stock-based compensation expense	(4,276)	—	(4,276)	(2,085)
Amortization of acquired intangibles	(1,048)	—	(1,048)	(1,009)
Non-GAAP Sales and Marketing Expense	$73,562	$11,552	$85,114	$74,817

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$33,253	$—	$33,253	$18,552
Stock-based compensation expense	(7,340)	—	(7,340)	(2,951)
Amortization of acquired intangibles	(7)	—	(7)	(17)
Non-GAAP General and Administrative Expense	$25,906	$—	$25,906	$15,584

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(23,464)	$(11,034)	$(34,498)	$(32,395)
Stock-based compensation expense	15,984	—	15,984	7,074
Amortization of acquired intangibles	3,455	—	3,455	2,811
Non-GAAP Operating Loss	$(4,025)	$(11,034)	$(15,059)	$(22,510)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(22,416)	$(11,034)	$(33,450)	$(33,015)
Stock-based compensation expense	15,984	—	15,984	7,074
Amortization of acquired intangibles	3,455	—	3,455	2,811
Non-GAAP Net Loss	$(2,977)	$(11,034)	$(14,011)	$(23,130)

Free Cash Flow:
Net cash (used in) provided by operating activities	$(421)	$—	$(421)	$(11,276)
Purchases of property and equipment	(4,950)	—	(4,950)	(8,169)
Free Cash Flow	$(5,371)	$—	$(5,371)	$(19,445)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Total revenue	$91,299	$84,970	$76,923	$69,919	$63,879	$61,377	$58,035	$55,268
Add:
Deferred revenue (end of period)	138,811	132,714	134,653	118,209	109,344	103,878	92,231	84,637
Contract liabilities (end of period)	4,508	4,208	—	—	—	—	—	—
Impact of adoption of ASC 606 on deferred revenue	—	11,250	—	—	—	—	—	—
Less:
Deferred revenue (beginning of period)	(132,714)	(134,653)	(118,209)	(109,344)	(103,878)	(92,231)	(84,637)	(81,546)
Contract liabilities (beginning of period)	(4,208)	—	—	—	—	—	—	—
Impact of adoption of ASC 606 on contract liabilities	—	(2,090)	—	—	—	—	—	—
Calculated billings	$97,696	$96,399	$93,367	$78,784	$69,345	$73,024	$65,629	$58,359

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $441.6 million and $142.3 million as of June 30, 2019 and December 31, 2018, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

On June 25, 2019, we terminated our Credit Facility. At June 30, 2019, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2019 and 2018, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the six months ended June 30, 2019 and 2018, approximately 7% and 6%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first half of 2019. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2019.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid, and also have moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted our motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. That district court has set the trial date for October 26, 2020. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 28, 2019.

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

AVALARA, INC.

Date: August 8, 2019	By:	/s/ William D. Ingram
William D. Ingram
Chief Financial Officer and Treasurer (Principal Financial Officer)