Form 10-Q
period 2019-09-30
AVALARA, INC.
filed 2019-11-06
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 76,941,547 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,563	$142,322
Trade accounts receivable—net of allowance for doubtful accounts of $632 and $521, respectively	49,124	40,287
Deferred commissions	8,402	—
Prepaid expenses and other current assets	13,856	11,307
Total current assets before customer fund assets	517,945	193,916
Funds held from customers	16,665	13,113
Receivable from customers—net of allowance of $293 and $198, respectively	690	270
Total current assets	535,300	207,299
Noncurrent assets:
Property and equipment—net	34,537	33,373
Goodwill	100,926	61,300
Intangible assets—net	24,543	19,371
Deferred commissions	27,206	—
Other noncurrent assets	2,420	1,589
Total assets	$724,932	$322,932
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$10,962	$4,847
Accrued expenses	49,864	42,101
Accrued earnout liabilities	6,102	116
Deferred revenue	147,713	125,260
Total current liabilities before customer fund obligations	214,641	172,324
Customer fund obligations	17,306	13,349
Total current liabilities	231,947	185,673
Noncurrent liabilities:
Deferred revenue	753	9,393
Deferred tax liability	698	560
Deferred rent	15,905	17,317
Accrued earnout liabilities	9,399	—
Other noncurrent liabilities	2,361	436
Total liabilities	261,063	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value– no shares issued and outstanding at September 30, 2019 and December 31, 2018, and 20,000 shares authorized as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value– 76,889 and 66,769 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively, and 600,000 shares authorized as of September 30, 2019 and December 31, 2018	8	7
Additional paid-in capital	961,733	599,493
Accumulated other comprehensive loss	(3,122)	(2,345)
Accumulated deficit	(494,750)	(487,602)
Total shareholders’ equity	463,869	109,553
Total liabilities and shareholders' equity	$724,932	$322,932

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2019	2018
Revenue:
Subscription and returns	$91,986	$64,611
Professional services	6,539	5,308
Total revenue	98,525	69,919
Cost of revenue:
Subscription and returns	25,621	17,330
Professional services	4,157	2,906
Total cost of revenue	29,778	20,236
Gross profit	68,747	49,683
Operating expenses:
Research and development	21,871	13,285
Sales and marketing	40,313	41,276
General and administrative	20,511	10,235
Goodwill impairment	—	9,174
Total operating expenses	82,695	73,970
Operating loss	(13,948)	(24,287)
Other (income) expense:
Interest income	(2,202)	(676)
Interest expense	2	534
Other (income) expense, net	265	49
Total other (income) expense, net	(1,935)	(93)
Loss before income taxes	(12,013)	(24,194)
Provision for (benefit from) income taxes	341	(91)
Net loss	$(12,354)	$(24,103)

Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.36)
Weighted average shares of common stock outstanding, basic and diluted	76,156	66,590

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2019	2018
Revenue:
Subscription and returns	$255,225	$182,326
Professional services	19,569	12,849
Total revenue	274,794	195,175
Cost of revenue:
Subscription and returns	69,537	47,984
Professional services	12,883	8,393
Total cost of revenue	82,420	56,377
Gross profit	192,374	138,798
Operating expenses:
Research and development	56,823	38,332
Sales and marketing	119,199	119,187
General and administrative	53,764	28,787
Goodwill impairment	—	9,174
Total operating expenses	229,786	195,480
Operating loss	(37,412)	(56,682)
Other (income) expense:
Interest income	(4,251)	(811)
Interest expense	286	2,495
Other (income) expense, net	694	(423)
Total other (income) expense, net	(3,271)	1,261
Loss before income taxes	(34,141)	(57,943)
Provision for (benefit from) income taxes	629	(825)
Net loss	$(34,770)	$(57,118)

Net loss per share attributable to common shareholders, basic and diluted	$(0.48)	$(1.95)
Weighted average shares of common stock outstanding, basic and diluted	72,064	29,269

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2019	2018
Net loss	$(12,354)	$(24,103)
Other comprehensive loss—Foreign currency translation	(591)	(242)
Total comprehensive loss	$(12,945)	$(24,345)

	For the Nine Months Ended September 30,
	2019	2018
Net loss	$(34,770)	$(57,118)
Other comprehensive loss—Foreign currency translation	(777)	(2,687)
Total comprehensive loss	$(35,547)	$(59,805)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,770)	$(57,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,684	9,390
Goodwill impairment	—	9,174
Stock-based compensation	25,906	11,411
Deferred tax expense (benefit)	138	(1,110)
Amortization of deferred rent	(778)	231
Non-cash change in earnout liability	610	(430)
Non-cash bad debt expense (recovery)	602	(382)
Other	227	526
Changes in operating assets and liabilities:
Trade accounts receivable	(9,648)	(7,852)
Prepaid expenses and other current assets	(3,274)	(2,688)
Deferred commissions	(16,340)	—
Other noncurrent assets	(831)	(549)
Trade payables	4,818	(3,353)
Accrued expenses	2,305	6,095
Deferred rent (lease incentives)	—	579
Deferred revenue	24,782	25,978
Net cash provided by (used in) operating activities	5,431	(10,098)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	(3,986)	2,053
Cash paid for acquired intangible assets	(139)	(5,002)
Cash paid for acquisitions of businesses	(30,310)	—
Purchase of property and equipment	(7,196)	(12,914)
Net cash used in investing activities	(41,631)	(15,863)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705	192,510
Payments of deferred financing costs	(555)	(2,084)
Payments on credit facility	—	(63,000)
Proceeds from credit facility	—	23,000
Repayment of note payable	—	(234)
Net increase (decrease) in customer fund obligations	3,986	(2,053)
Proceeds from exercise of stock options and common stock warrants	51,583	5,787
Proceeds from purchases of stock under employee stock purchase plan	12,293	—
Taxes paid related to net share settlement of stock-based awards	(1,183)	(2,326)
Repurchase of shares	—	(1,806)
Payment related to business combination earnouts	(375)	—
Net cash provided by financing activities	340,454	149,794
Foreign currency effect on cash and cash equivalents	(13)	185
Net change in cash and cash equivalents	304,241	124,018
Cash and cash equivalents—Beginning of period	142,322	14,075
Cash and cash equivalents—End of period	$446,563	$138,093

(continued)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosures:
Cash paid for interest expense	$122	$2,367
Cash paid for income taxes	417	314

Non-cash investing and financing activities:
Accrued purchase price related to acquisitions	$4,902	$—
Accrued value of earnout related to acquisitions of businesses	15,351	—
Property and equipment purchased under tenant improvement allowance	—	1,062
Property and equipment additions in accounts payable and accrued expenses	914	607
Deferred financing costs in accounts payable and accrued expenses	—	298
Fair value of common stock issued or issuable to purchase intangible assets	98	2,555
Cashless exercises of options and warrants	5	9,214
Cashless redemptions of options and warrants	98	11,541

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019. The accompanying interim consolidated balance sheet as of September 30, 2019, the consolidated interim statements of operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.

The Company adopted the new revenue recognition accounting standard, Accounting Standards Codification (“ASC”) 606, effective January 1, 2019 on a modified retrospective basis (see Recently Adopted Accounting Standards). Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three and nine months ended September 30, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the first nine months of 2019.

Self-Insurance

Beginning August 1, 2019, the Company established a self-insured healthcare plan for eligible U.S. employees. Under the plan, the Company pays healthcare claims and fees to the plan administrator. Total claim payments are limited by stop loss insurance policies. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted for payment, the Company has recorded a self-insurance reserve for estimated outstanding claims within accrued expenses in the consolidated balance sheets.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. Interest income on funds held from customers of $0.4 million and $0.6 million for the three months and nine months ended September 30, 2018 were reclassified from interest income within total other (income) expense, net to subscription and returns revenue in the accompanying consolidated statements of operations.

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

Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer, and the Company may mitigate exposure to credit risk by requiring payments in advance. If collectability of substantially all consideration to which the Company is entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

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

The revenue recognition accounting policy for ASC 605 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The revenue recognition accounting policy for ASC 605 is applied to the disclosures in Note 6, which include amounts presented for 2019. There were no changes to the ASC 605 policy during the first nine months of 2019.

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

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet resulting from the adoption of ASC 606 was as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 606	Balance at January 1, 2019
Assets
Trade accounts receivable	$40,287	$(805)	$39,482
Deferred commissions, current	—	4,464	4,464
Deferred commissions, noncurrent	—	14,803	14,803
Liabilities and shareholders' equity
Accrued expenses	42,101	2,090	44,191
Deferred revenue, current	125,260	(3,157)	122,103
Deferred revenue, noncurrent	9,393	(8,093)	1,300
Accumulated deficit	(487,602)	27,622	(459,980)

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

New Accounting Standards Not Yet Adopted

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, which was subsequently amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Targeted Improvements - Leases (Topic 842)” which is codified as ASC 842 (“ASC 842”). ASC 842 requires lessees to generally recognize most operating leases on the balance sheets but record expenses on the income statements in a manner similar to current accounting standards.

The Company will adopt ASC 842 using the alternative transition method provided in ASU 2018-11, which does not require adjusting comparative period financial information. The Company expects to elect the package of practical expedients permitted under the transition guidance which allows the carry forward of the historical lease identification, lease classification and initial direct costs of existing leases. In addition, the Company expects to elect the practical expedient to not separate lease and nonlease components. Further, the Company made an accounting policy election to adopt the short-term lease exception, which allows the Company to not record leases with an initial term of 12 months or less on the balance sheet.

The Company currently expects that most operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company expects the impact of adoption of ASC 842 will result in a material increase in noncurrent assets and noncurrent liabilities in the consolidated balance sheets.

As an EGC, the Company has elected to use adoption dates applicable to private companies. The new standard is effective for private companies in 2020. However, the Company will lose its EGC status on December 31, 2019. Accordingly, the Company will adopt the guidance in ASC 842 as of January 1, 2019 in the Company’s Annual Report on Form 10-K for the year ending December 31, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
September 30, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$440,053	$440,053	$—	$—
Earnout related to acquisitions	15,461	—	—	15,461

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$138,483	$138,483	$—	$—
Earnout related to acquisitions	—	—	—	—

Earnout Liability

In connection with an acquisition accounted for as a business combination under ASC 805, earnout liabilities are recorded at estimated fair value on a recurring basis. Acquisitions accounted for as business combinations that occurred during the first nine months of 2019 and included in earnout liabilities are discussed in Note 5.

The Company estimates the fair value of earnout liabilities for business combinations using the probability-weighted discounted cash flow and Monte Carlo simulations. As of September 30, 2019, the earnout liability associated with the 2019 acquisition of Portway International, Inc. (“Portway”) was valued utilizing a discount rate of 9.51%. As of September 30, 2019, the earnout liability associated with the 2019 acquisition of Compli, Inc. (“Compli”) was valued utilizing a discount rate of 3.1%, and the earnout liability associated with the 2019 acquisition of Indix Corporation (“Indix”) was valued utilizing a discount rate of 3.1%. The Portway discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout. The Compli and Indix acquisitions were valued using a risk-free rate based on linear interpolated U.S. Treasury rates commensurate with the term of the earnout.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Earnout liability:
Balance beginning of period	$6,428	$—
Fair value recorded at acquisition	9,399	—
Payments of earnout liability	(500)	—
Total unrealized (gains) losses included in other (income) expense, net	134	—
Balance end of period	$15,461	$—

	Nine Months Ended September 30,
	2019	2018
Earnout liability:
Balance beginning of period	$—	$380
Fair value recorded at acquisition	15,351	—
Payments of earnout liability	(500)	—
Total unrealized (gains) losses included in other (income) expense, net	610	(380)
Balance end of period	$15,461	$—

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during the first nine months of 2019, except as discussed in Note 5.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	September 30,	December 31,
	Life (Years)	2019	2018
Computer equipment and software	3 to 5	$15,581	$12,904
Internally developed software	6	5,205	3,620
Furniture and fixtures	5	6,770	5,850
Office equipment	3 to 5	858	586
Leasehold improvements	1 to 10	28,074	26,788
		56,488	49,748
Accumulated depreciation		(21,951)	(16,375)
Property and equipment—net		$34,537	$33,373

Depreciation expense was $2.2 million and $6.4 million for the three and nine months ended September 30, 2019, respectively, and $1.8 million and $5.0 million for the three and nine months ended September 30, 2018, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid expenses	$11,194	$9,578
Accrued investment income	687	260
Deferred financing costs	—	643
Deposits	298	325
Other	1,677	501
Total	$13,856	$11,307

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll and related taxes	$4,184	$3,800
Accrued federal, state, and local taxes	2,484	1,827
Accrued bonus	13,707	10,766
Self-insurance reserves	1,361	—
Employee stock purchase plan contributions	1,908	6,473
Accrued sales commissions	3,599	6,889
Accrued partner commissions	6,540	5,535
Contract liabilities	4,843	—
Accrued purchase price related to acquisitions	2,984	—
Other	8,254	6,811
Total	$49,864	$42,101

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations under the new revenue recognition standard. See Recently Adopted Accounting Standards in Note 2 and Contract Liabilities in Note 6.

5.	Acquisitions of Businesses

January 2019 Acquisition of Compli

On January 22, 2019, the Company completed the acquisition of substantially all the assets of Compli under an Asset Purchase Agreement (the “Compli Purchase”). Compli is a provider of compliance services, technology, and software to producers, distributors, and importers of beverage alcohol in the United States. The Company accounted for the Compli Purchase as a business combination. As a result of the acquisition, the Company expanded its ability to provide transaction tax solutions and content for the beverage alcohol industry. The transaction costs associated with the acquisition were not material.

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ending January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in current liabilities on the consolidated balance sheet as of September 30, 2019. The earnout liability is adjusted to fair value quarterly (see Note 3).

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

For the period from the date of the Compli acquisition through September 30, 2019, revenue was $2.8 million and pre-tax loss was $0.4 million from the Compli business.

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in current liabilities on the consolidated balance sheet. The earnout liability is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved in the second quarter of 2019, and was paid in July 2019. The Company continues to evaluate achievement of the second and third milestones.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The Indix acquisition provided enhanced artificial intelligence technology and tax content, but did not result in additional revenues for the Company. For the period from the date of the Indix acquisition through September 30, 2019, the cumulative operating expenses and pre-tax loss was $3.3 million from the Indix business.

July 2019 Acquisition of Portway

On July 31, 2019, the Company completed the acquisition of substantially all the assets of Portway under an Asset Purchase Agreement (the “Portway Purchase”). Portway is a provider of Harmonized System classifications and outsourced customs brokerage services. The Company accounted for the Portway Purchase as a business combination. As a result of the acquisition, the Company expanded its cross-border solutions. Acquisition-related costs of $0.2 million for the nine months ended September 30, 2019 were primarily for legal fees.

The total consideration transferrable related to this transaction was $24.3 million, consisting of $13.0 million paid in cash at closing, an additional $2.0 million of cash to be paid after eighteen months with an acquisition date fair value of $1.9 million, and an earnout provision fair valued upon acquisition at $9.4 million. The earnout is payable in the Company’s common stock no later than February 2021. The maximum number of shares of common stock that could be earned and transferred to the seller is 119,090 shares, which was based on a maximum payout value of $10.0 million and a per share value of $83.97 under the terms of the Portway Purchase. The earnout is based on the achievement of specific revenue and operating metrics through January 2021, and the shares (which were issued at closing and are held in escrow) will be forfeited and cancelled if the metrics are not achieved. The earnout was originally recognized at fair value at the date of the business combination and is recorded in noncurrent accrued earnout liabilities on the consolidated balance sheet as of September 30, 2019. The earnout liability is adjusted to fair value quarterly (see Note 3).

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Estimated fair values of the assets acquired and the liabilities assumed in the Portway Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Property and equipment	$76
Customer relationships and other intangibles	1,865
Goodwill	22,376
Total assets acquired	24,317
Liabilities assumed:
Total liabilities assumed	—
Net assets acquired	$24,317

The estimated fair values are preliminary in nature and subject to adjustments, which are not expected to be material.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Portway Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$1,759	Multi-period excess earnings-income approach	12%	6 years
Noncompetition agreements	106	With-and-without valuation- income approach	12%	4 years

The excess of the purchase price over the net identified tangible and intangible assets of $22.4 million has been recorded as goodwill, which includes synergies expected from the expanded cross-border product functionality and customs brokerage services and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Portway acquisition through September 30, 2019, revenue was $0.4 million and pre-tax loss was $0.1 million from the Portway business.

6.	Revenue

The Company adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2019. See Note 2 for a description of the Company’s ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the three and nine months ended September 30, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year. The revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. There were no changes to the Company’s ASC 605 policy during the first nine months of 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Balance Sheets – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated balance sheet as of September 30, 2019 (in thousands):

	September 30,			December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(unaudited)	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$446,563	$—	$446,563	$142,322
Trade accounts receivable—net of allowance for doubtful accounts	49,124	1,044	50,168	40,287
Deferred commissions	8,402	(8,402)	—	—
Prepaid expenses and other current assets	13,856	—	13,856	11,307
Total current assets before customer fund assets	517,945	(7,358)	510,587	193,916
Funds held from customers	16,665	—	16,665	13,113
Receivable from customers—net of allowance for doubtful accounts	690	—	690	270
Total current assets	535,300	(7,358)	527,942	207,299
Noncurrent assets:
Property and equipment—net	34,537	—	34,537	33,373
Goodwill	100,926	—	100,926	61,300
Intangible assets—net	24,543	—	24,543	19,371
Deferred commissions	27,206	(27,206)	—	—
Other noncurrent assets	2,420	—	2,420	1,589
Total assets	$724,932	$(34,564)	$690,368	$322,932

Liabilities and shareholders' equity
Current liabilities:
Trade payables	$10,962	$—	$10,962	$4,847
Accrued expenses	49,864	(4,843)	45,021	42,101
Accrued earnout liabilities	6,102	—	6,102	116
Deferred revenue	147,713	5,349	153,062	125,260
Total current liabilities before customer fund obligations	214,641	506	215,147	172,324
Customer fund obligations	17,306	—	17,306	13,349
Total current liabilities	231,947	506	232,453	185,673
Noncurrent liabilities:
Deferred revenue	753	8,353	9,106	9,393
Deferred tax liability	698	—	698	560
Deferred rent	15,905	—	15,905	17,317
Accrued earnout liabilities	9,399	—	9,399	—
Other noncurrent liabilities	2,361	—	2,361	436
Total liabilities	261,063	8,859	269,922	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—	—	—
Common stock	8	—	8	7
Additional paid-in capital	961,733	—	961,733	599,493
Accumulated other comprehensive loss	(3,122)	—	(3,122)	(2,345)
Accumulated deficit	(494,750)	(43,423)	(538,173)	(487,602)
Total shareholders’ equity	463,869	(43,423)	420,446	109,553
Total liabilities and shareholders' equity	$724,932	$(34,564)	$690,368	$322,932

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Operations (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedules summarize the impacts from the adoption of the new revenue recognition standard on the consolidated statement of operations for the three and nine months ended September 30, 2019 (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$91,986	$71	$92,057	$64,611
Professional services	6,539	(49)	6,490	5,308
Total revenue	98,525	22	98,547	69,919
Cost of revenue:
Subscription and returns	25,621	—	25,621	17,330
Professional services	4,157	—	4,157	2,906
Total cost of revenue	29,778	—	29,778	20,236
Gross profit	68,747	22	68,769	49,683
Operating expenses:
Research and development	21,871	—	21,871	13,285
Sales and marketing	40,313	4,789	45,102	41,276
General and administrative	20,511	—	20,511	10,235
Goodwill impairment	—	—	—	9,174
Total operating expenses	82,695	4,789	87,484	73,970
Operating loss	(13,948)	(4,767)	(18,715)	(24,287)
Other (income) expense:
Interest income	(2,202)	—	(2,202)	(676)
Interest expense	2	—	2	534
Other (income) expense, net	265	—	265	49
Total other (income) expense, net	(1,935)	—	(1,935)	(93)
Loss before income taxes	(12,013)	(4,767)	(16,780)	(24,194)
Provision for (benefit from) income taxes	341	—	341	(91)
Net loss	$(12,354)	$(4,767)	$(17,121)	$(24,103)

Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.06)	$(0.22)	$(0.36)
Weighted average shares of common stock outstanding, basic and diluted	76,156		76,156	66,590

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Nine Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$255,225	$689	$255,914	$182,326
Professional services	19,569	(149)	19,420	12,849
Total revenue	274,794	540	275,334	195,175
Cost of revenue:
Subscription and returns	69,537	—	69,537	47,984
Professional services	12,883	—	12,883	8,393
Total cost of revenue	82,420	—	82,420	56,377
Gross profit	192,374	540	192,914	138,798
Operating expenses:
Research and development	56,823	—	56,823	38,332
Sales and marketing	119,199	16,340	135,539	119,187
General and administrative	53,764	—	53,764	28,787
Goodwill impairment	—	—	—	9,174
Total operating expenses	229,786	16,340	246,126	195,480
Operating loss	(37,412)	(15,800)	(53,212)	(56,682)
Other (income) expense:
Interest income	(4,251)	—	(4,251)	(811)
Interest expense	286	—	286	2,495
Other (income) expense, net	694	—	694	(423)
Total other (income) expense, net	(3,271)	—	(3,271)	1,261
Loss before income taxes	(34,141)	(15,800)	(49,941)	(57,943)
Provision for (benefit from) income taxes	629	—	629	(825)
Net loss	$(34,770)	$(15,800)	$(50,570)	$(57,118)

Net loss per share attributable to common shareholders, basic and diluted	$(0.48)	$(0.22)	$(0.70)	$(1.95)
Weighted average shares of common stock outstanding, basic and diluted	72,064		72,064	29,269

Consolidated Statements of Comprehensive Loss (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedules summarize the impacts from the adoption of the new revenue recognition standard on the consolidated statement of comprehensive loss for the three and nine months ended September 30, 2019 (in thousands):

	For the Three Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(12,354)	$(4,767)	$(17,121)	$(24,103)
Other comprehensive loss—Foreign currency translation	(591)	—	(591)	(242)
Total comprehensive loss	$(12,945)	$(4,767)	$(17,712)	$(24,345)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Nine Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Net loss	$(34,770)	$(15,800)	$(50,570)	$(57,118)
Other comprehensive loss—Foreign currency translation	(777)	—	(777)	(2,687)
Total comprehensive loss	$(35,547)	$(15,800)	$(51,347)	$(59,805)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Consolidated Statements of Cash Flows (Unaudited) – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statement of cash flows for the nine months ended September 30, 2019 (in thousands):

	For the Nine Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Cash flows from operating activities:
Net loss	$(34,770)	$(15,800)	$(50,570)	$(57,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,684	—	11,684	9,390
Goodwill impairment	—		—	9,174
Stock-based compensation	25,906	—	25,906	11,411
Deferred tax expense (benefit)	138	—	138	(1,110)
Amortization of deferred rent	(778)	—	(778)	231
Non-cash change in earnout liability	610	—	610	(430)
Non-cash bad debt expense (recovery)	602	—	602	(382)
Other	227	—	227	526
Changes in operating assets and liabilities:
Trade accounts receivable	(9,648)	(238)	(9,886)	(7,852)
Prepaid expenses and other current assets	(3,274)	—	(3,274)	(2,688)
Deferred commissions	(16,340)	16,340	—	—
Other noncurrent assets	(831)	—	(831)	(549)
Trade payables	4,818	—	4,818	(3,353)
Accrued expenses	2,305	(2,753)	(448)	6,095
Deferred rent (lease incentives)	—	—	—	579
Deferred revenue	24,782	2,451	27,233	25,978
Net cash provided by (used in) operating activities	5,431	—	5,431	(10,098)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	(3,986)	—	(3,986)	2,053
Cash paid for acquired intangible assets	(139)	—	(139)	(5,002)
Cash paid for acquisitions of businesses	(30,310)	—	(30,310)	—
Purchase of property and equipment	(7,196)	—	(7,196)	(12,914)
Net cash used in investing activities	(41,631)	—	(41,631)	(15,863)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705		274,705	192,510
Payments of deferred financing costs	(555)	—	(555)	(2,084)
Payments on credit facility	—	—	—	(63,000)
Proceeds from credit facility	—	—	—	23,000
Repayment of note payable	—	—	—	(234)
Net increase (decrease) in customer fund obligations	3,986	—	3,986	(2,053)
Proceeds from exercise of stock options and common stock warrants	51,583	—	51,583	5,787
Proceeds from purchases of stock under employee stock purchase plan	12,293	—	12,293	—
Taxes paid related to net share settlement of stock-based awards	(1,183)	—	(1,183)	(2,326)
Repurchase of shares	—	—	—	(1,806)
Payment related to business combination earnouts	(375)	—	(375)	—
Net cash provided by financing activities	340,454	—	340,454	149,794
Foreign currency effect on cash and cash equivalents	(13)	—	(13)	185
Net change in cash and cash equivalents	304,241	—	304,241	124,018
Cash and cash equivalents—Beginning of period	142,322	—	142,322	14,075
Cash and cash equivalents—End of period	$446,563	—	$446,563	$138,093

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended September 30,
	2019	2018
Revenue (U.S.):
Subscription and returns
Tax determination	$52,722	$37,931
Tax returns and compliance management	33,456	22,613
Interest income on funds held for customers	907	392
Total subscription and returns	87,085	60,936
Professional services	6,019	4,595
Total revenue (U.S.)	93,104	65,531
Total revenue (non-U.S.)	5,421	4,388
Total revenue	$98,525	$69,919

	For the Nine Months Ended September 30,
	2019	2018
Revenue (U.S.):
Subscription and returns
Tax determination	$146,660	$105,330
Tax returns and compliance management	90,829	66,747
Interest income on funds held for customers	2,448	562
Total subscription and returns	239,937	172,639
Professional services	17,416	10,743
Total revenue (U.S.)	257,353	183,382
Total revenue (non-U.S.)	17,441	11,793
Total revenue	$274,794	$195,175

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the nine months ended September 30, 2019 is presented below (in thousands):

Contract Liabilities
Balance at December 31, 2018	$—
Adoption of ASC 606	2,090
Contract liabilities transferred to deferred revenue	(3,897)
Addition to contract liabilities	6,650
Balance at September 30, 2019	$4,843

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2019, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2019 is presented below (in thousands):

Deferred Revenue
Balance at December 31, 2018	$134,653
Adoption of ASC 606	(11,250)
Revenue recognized	(274,794)
Additional amounts deferred	299,857
Balance at September 30, 2019	$148,466

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the nine months ended September 30, 2019 is presented below (in thousands):

Deferred Commissions
Balance at December 31, 2018	$—
Adoption of ASC 606	19,267
Additional commissions deferred	21,480
Amortization of deferred commissions	(5,139)
Balance at September 30, 2019	$35,608

As of September 30, 2019, $8.4 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the nine months ended September 30, 2019. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of September 30, 2019, amounts allocated to these additional contractual obligations are $33.4 million, of which $33.1 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		September 30, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,360	$(10,802)	$9,558
Developed technology	3 to 8	36,222	(21,440)	14,782
Noncompete agreements	3 to 5	777	(595)	182
Tradename and trademarks	1 to 4	452	(431)	21
		$57,811	$(33,268)	$24,543

		December 31, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,412	$(9,202)	$6,210
Developed technology	3 to 8	30,935	(17,806)	13,129
Noncompete agreements	3 to 5	574	(542)	32
Tradename and trademarks	1 to 4	420	(420)	—
		$47,341	$(27,970)	$19,371

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.8 million and $5.3 million for the three and nine months ended September 30, 2019, respectively, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2018, respectively.

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

Total consideration for the purchase also includes an earnout computed on future revenue and billings recognized by the Company over the six years following the acquisition, up to a maximum of $30.0 million. The earnout is payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. The cash portion of the earnout is computed based on eligible billings in the measurement period. The number of shares of common stock to be issued for the earnout is computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period. As earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. During the first nine months of 2019, the Company paid $0.1 million and issued 2,310 shares of common stock to the Sellers for the earnout measurement periods ended December 31, 2018 and June 30, 2019, and accrued $0.1 million for cash and common stock payable to the Sellers for the earnout measurement period that will end December 31, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goodwill

Changes in the carrying amount of goodwill during the nine months ended September 30, 2019 are summarized as follows (in thousands):

Balance—December 31, 2018	$61,300
Acquisition of Compli	12,807
Acquisition of Indix	4,953
Acquisition of Portway	22,376
Cumulative translation adjustments	(510)
Balance—September 30, 2019	$100,926

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of September 30, 2019, the Brazilian reporting unit had no associated goodwill.

8.	Commitments and Contingencies

Leases

Rent expense was $3.3 million and $9.4 million for the three and nine months ended September 30, 2019, respectively, and $2.5 million and $7.4 million for the three and nine months ended September 30, 2018, respectively. Sublease income was $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, with no sublease income for the three and nine months ended September 30, 2018.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of September 30, 2019, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of September 30, 2019 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. The court has set the trial date for October 26, 2020. The Company intends to continue to vigorously defend against PTP’s allegations.

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

Public Offering of Common Stock

In June 2019, the Company completed a public offering, in which the Company sold 4,133,984 shares of its common stock, including the full exercise of the underwriters’ option to purchase 539,215 additional shares of common stock, at a price of $69.40 per share. The Company received net proceeds of $274.7 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid by the Company of $1.2 million. As of September 30, 2019, 76,888,616 shares of the Company’s common stock were outstanding.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s shareholders’ equity during the nine months September 30, 2019 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock options	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(9,243)	(9,243)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(469,223)	$168,973
Proceeds from common stock offering, net of underwriting discounts	4,133,984	1	274,704			274,705
Public offering costs			(1,198)			(1,198)
Exercise of stock options	1,368,510		13,106			13,106
Vesting of restricted stock units	902					—
Stock-based compensation cost			9,439			9,439
Shares issued to purchase intangible assets	37,708					—
Gain on translation adjustment				276		276
Net loss					(13,173)	(13,173)
Balance at June 30, 2019	75,444,551	8	937,047	(2,531)	(482,396)	452,128
Exercise of stock options	1,286,357		11,166			11,166
Shares tendered for cashless redemption of stock-based awards	(13,712)		(1,090)			(1,090)
Vesting of restricted stock units	36,611					—
Stock-based compensation cost			9,933			9,933
Shares issued under employee stock purchase plan	134,133		4,629			4,629
Shares issued to purchase intangible assets	676		48			48
Loss on translation adjustment				(591)		(591)
Net loss					(12,354)	(12,354)
Balance at September 30, 2019	76,888,616	8	961,733	(3,122)	(494,750)	463,869

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s convertible preferred stock and shareholders’ equity (deficit) for the nine months ended September 30, 2018 is as follows (in thousands, except share data):

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at January 1, 2018	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Exercise of stock options			785,991		6,025			6,025
Shares tendered for cashless redemption of stock options			(465,710)		(7,715)			(7,715)
Stock-based compensation cost					3,517			3,517
Repurchase of shares	(10,000)	(67)	(48,152)		(752)			(752)
Gain on translation adjustment						603		603
Net loss							(15,249)	(15,249)
Balance at March 31, 2018	101,776,205	$370,854	6,264,422	$1	$19,196	$941	$(427,301)	$(407,163)
Proceeds from common stock offering, net of underwriters' discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption of stock options			(138,813)		(3,483)			(3,483)
Exercise of stock options			305,722		2,752			2,752
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation cost					3,571			3,571
Repurchase of shares			(56,695)		(986)			(986)
Loss on translation adjustment						(3,048)		(3,048)
Shares issued to purchase intangible assets					2,555			2,555
Net loss							(17,766)	(17,766)
Balance at June 30, 2018	—	$—	66,457,650	$7	$589,321	$(2,107)	$(445,067)	$142,154
Exercise of stock options			40,003		439			439
Shares tendered for cashless redemption of stock options			(7,497)		(343)			(343)
Stock-based compensation cost					4,344			4,344
Loss on translation adjustment						(242)		(242)
Net loss							(24,103)	(24,103)
Balance at September 30, 2018	—	$—	66,490,156	$7	$593,761	$(2,349)	$(469,170)	$122,249

During the nine months ended September 30, 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million.

All outstanding shares of convertible preferred stock were converted to common stock in connection with the Company’s IPO in June 2018.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Common Stock Warrants

Common stock warrants were previously granted to the Company’s Board of Directors for services provided. No common stock warrants were issued during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company issued 80,000 common stock warrants with a weighted average exercise price of $16.60 per share. The warrants granted to the Company’s Board of Directors in the first quarter of 2018 had a grant date fair value of $0.5 million, which was recorded as general and administrative expense. During 2018 and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. As of September 30, 2019, there were no common stock warrants outstanding.

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of September 30, 2019, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the 2018 Employee Stock Purchase Plan (“ESPP”).

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of September 30, 2019, 2,500,716 shares were subject to outstanding awards and 6,468,269 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of September 30, 2019, there were 5,293,255 shares subject to outstanding stock options under the 2006 Plan.

During the quarter ended September 30, 2019, the Company amended its Outside Director Compensation Policy to modify the vesting provisions for non-employee director awards in the event of certain terminations of service. The modification resulted in an acceleration of share-based compensation expense for non-employee director awards in the third quarter of 2019.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation cost:
Common stock warrants	$—	$—	$—	$512
Stock options	4,436	3,387	12,549	9,963
Restricted stock units	4,705	2	10,954	2
Employee stock purchase plan	792	955	2,440	955
Total stock-based compensation cost	$9,933	$4,344	$25,943	$11,432

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of December 31, 2018	11,094,070	$12.17	6.81	$210,523
Options granted	944,966	43.95
Options exercised	(5,418,158)	9.52
Options cancelled or expired	(211,101)	16.35
Options outstanding as of September 30, 2019	6,409,777	18.96	7.33	309,772
Options exercisable as of September 30, 2019	3,055,619	$12.52	6.19	$167,363

A summary of options outstanding and vested as of September 30, 2019 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	73,538	1.5	73,538	1.5
2.86 to 6.40	244,573	3.2	244,573	3.2
8.04 to 11.72	556,154	4.4	556,154	4.4
12.20 to 15.06	2,529,948	6.9	1,611,280	6.7
16.06 to 24.00	1,889,042	8.4	516,733	8.3
31.99 to 42.21	890,107	9.2	39,056	8.9
55.10 to 72.67	226,415	9.3	14,285	8.6
	6,409,777		3,055,619

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $287.7 million and $11.2 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $18.93 and $9.02 per share, respectively. During the nine months ended September 30, 2019, 1,740,706 options vested. There were 3,354,158 options unvested as of September 30, 2019.

As of September 30, 2019, $33.0 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.6 years.

All stock-based payments to participants, including employees and non-employee directors, are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award. The vesting period is generally four years for employees and one year for non-employee directors. For the options granted during the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fair market value of common stock	—	$38.59 - 42.21	$39.76 - 72.67	$16.86 - 42.21
Volatility	—	40%	40%	40%
Expected term	—	6 years	5-6 years	6 years
Expected dividend yield	—	n/a	n/a	n/a
Risk-free interest rate	—	2.92% - 3.06%	1.77% - 2.65%	2.55% - 3.06%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2019:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of December 31, 2018	74,424	$32.69
RSUs granted	1,412,806	49.62
RSUs vested	(37,513)	72.30
RSUs cancelled	(65,523)	43.05
RSUs outstanding as of September 30, 2019	1,384,194	$48.41

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of September 30, 2019, $58.9 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.4 years.

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of September 30, 2019, 1,157,498 shares of common stock are reserved for sale under the ESPP.

During the three and nine months ended September 30, 2019, 134,133 and 506,897 shares of common stock were purchased under the ESPP, respectively.

As of September 30, 2019, there was approximately $1.1 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2019 and will end on January 31, 2020.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Fair market value of common stock	$82.12	$38.18	$40.60 to $82.12	$24.00 to $38.18
Volatility	40%	40%	40%	40%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	2.04%	2.96%	2.04% to 2.59%	2.90% to 2.96%

12.	Income Taxes

The Company used an annual effective tax rate approach to calculate income taxes for the nine months ended September 30, 2019 and 2018. The annual effective tax rate differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

The effective income tax rate was an expense of 1.8% for the nine months ended September 30, 2019, and a benefit of 1.4% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the nine months ended September 30, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders	$(12,354)	$(24,103)	$(34,770)	$(57,118)
Denominator:
Weighted-average common shares outstanding-basic	76,156	66,590	72,064	29,269
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants, ESPP shares and convertible preferred shares (as converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	76,156	66,590	72,064	29,269
Net loss per common share, basic and diluted	$(0.16)	$(0.36)	$(0.48)	$(1.95)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common shares	7,149	11,350	8,603	11,263
Unvested restricted stock units	1,346	262	1,066	88
Employee stock purchase plan shares	7	63	2	21
Common stock warrants	—	—	—	315
Convertible preferred shares (as converted)	—	—	—	31,503
Total	8,502	11,675	9,671	43,190

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 93% of our total revenue during the nine months ended September 30, 2019 and 2018. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length. Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first nine months of 2019, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

We have been growing rapidly in recent periods. Our total revenues for the three months ended September 30, 2019 were $98.5 million compared to $69.9 million for the three months ended September 30, 2018. Our total revenues for the nine months ended September 30, 2019 were $274.8 million compared to $195.2 million for the nine months ended September 30, 2018. As a result of significant investments in growth, we have incurred net losses in all our prior reporting periods. Our net loss for the three months ended September 30, 2019 was $12.4 million compared to a net loss of $24.1 million for the three months ended September 30, 2018. Our net loss for the nine months ended September 30, 2019 was $34.8 million compared to a net loss of $57.1 million for the nine months ended September 30, 2018.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We use certain non-GAAP measures and other key business metrics, which are discussed under “Use and Reconciliation of Non-GAAP Financial Measures” and below.

	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017
Number of core customers (as of end of period)	11,240	10,430	9,700	9,070	8,490	8,080	7,760	7,490
Net revenue retention rate	113%	111%	107%	108%	105%	108%	109%	105%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of September 30, 2019, and December 31, 2018, we had approximately 11,240 and 9,070 core customers, respectively, representing less than half of our total number of customers. In the first nine months of 2019, our core customers represented more than 80% of our total revenue.

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

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions that have not been integrated into our primary U.S. billing systems. As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 113% for the quarter ended September 30, 2019 and on average has been 110% over the last four quarters ended September 30, 2019.

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

We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis. The new revenue recognition standard impacts the way we recognize subscription and returns revenues related to non-refundable upfront fees charged to new customers. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

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

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year we set group and individual sales targets for the full year. Sales commissions are generally earned based on achievement against these targets.

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

The comparability of periods covered by our financial statements is impacted by acquisitions and the impact of the adoption of new accounting standards. In May 2018, we acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties). In January 2019, we acquired substantially all the assets of Compli and in February 2019, we acquired substantially all the assets of Indix. In July 2019, we acquired substantially all the assets of Portway. We adopted the new revenue recognition standard ASC 606 effective January 1, 2019 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2019, which are reported in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and nine months ended September 30, 2019 and included financial results during 2019 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

	For the Three Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$91,986	$71	$92,057	$64,611
Professional services	6,539	(49)	6,490	5,308
Total revenue	98,525	22	98,547	69,919
Cost of revenue:
Subscription and returns	25,621	—	25,621	17,330
Professional services	4,157	—	4,157	2,906
Total cost of revenue(1)	29,778	—	29,778	20,236
Gross profit	68,747	22	68,769	49,683
Operating expenses:
Research and development(1)	21,871	—	21,871	13,285
Sales and marketing(1)	40,313	4,789	45,102	41,276
General and administrative(1)	20,511	—	20,511	10,235
Goodwill impairment	—	—	—	9,174
Total operating expenses	82,695	4,789	87,484	73,970
Operating loss	(13,948)	(4,767)	(18,715)	(24,287)
Total other (income) expense, net	(1,935)	—	(1,935)	(93)
Loss before income taxes	(12,013)	(4,767)	(16,780)	(24,194)
Provision for (benefit from) income taxes	341	—	341	(91)
Net loss	$(12,354)	$(4,767)	$(17,121)	$(24,103)

(1) The stock-based compensation expense included above was as follows:
			For the Three Months Ended September 30,
			2019	2018
			(in thousands)
Cost of revenue			$828	$508
Research and development			1,781	906
Sales and marketing			2,135	1,589
General and administrative			5,178	1,334
Total stock-based compensation			$9,922	$4,337

The amortization of acquired intangibles included above was as follows:
			For the Three Months Ended September 30,
			2019	2018
			(in thousands)
Cost of revenue			$1,235	$1,121
Research and development			—	—
Sales and marketing			605	474
General and administrative			4	—
Total amortization of acquired intangibles			$1,844	$1,595

	For the Nine Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$255,225	$689	$255,914	$182,326
Professional services	19,569	(149)	19,420	12,849
Total revenue	274,794	540	275,334	195,175
Cost of revenue:
Subscription and returns	69,537	—	69,537	47,984
Professional services	12,883	—	12,883	8,393
Total cost of revenue(1)	82,420	—	82,420	56,377
Gross profit	192,374	540	192,914	138,798
Operating expenses:
Research and development(1)	56,823	—	56,823	38,332
Sales and marketing(1)	119,199	16,340	135,539	119,187
General and administrative(1)	53,764	—	53,764	28,787
Goodwill impairment	—	—	—	9,174
Total operating expenses	229,786	16,340	246,126	195,480
Operating loss	(37,412)	(15,800)	(53,212)	(56,682)
Total other (income) expense, net	(3,271)	—	(3,271)	1,261
Loss before income taxes	(34,141)	(15,800)	(49,941)	(57,943)
Provision for (benefit from) income taxes	629	—	629	(825)
Net loss	$(34,770)	$(15,800)	$(50,570)	$(57,118)

(1) The stock-based compensation expense included above was as follows:
			For the Nine Months Ended September 30,
			2019	2018
			(in thousands)
Cost of revenue			$2,277	$1,181
Research and development			4,700	2,271
Sales and marketing			6,411	3,674
General and administrative			12,518	4,285
Total stock-based compensation			$25,906	$11,411

The amortization of acquired intangibles included above was as follows:
			For the Nine Months Ended September 30,
			2019	2018
			(in thousands)
Cost of revenue			$3,635	$2,906
Research and development			—	—
Sales and marketing			1,653	1,483
General and administrative			11	17
Total amortization of acquired intangibles			$5,299	$4,406

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended September 30,
	2019		2018
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	92%
Professional services	7%	7%	8%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	26%	26%	25%
Professional services	4%	4%	4%
Total cost of revenue	30%	30%	29%
Gross profit	70%	70%	71%
Operating expenses:
Research and development	22%	22%	19%
Sales and marketing	41%	46%	59%
General and administrative	21%	21%	15%
Goodwill impairment	0%	0%	13%
Total operating expenses	84%	89%	106%
Operating loss	-14%	-19%	-35%
Total other (income) expense, net	-2%	-2%	0%
Loss before income taxes	-12%	-17%	-35%
Provision for (benefit from) income taxes	0%	0%	0%
Net loss	-13%	-17%	-34%

	For the Nine Months Ended September 30,
	2019		2018
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	93%
Professional services	7%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	25%
Professional services	5%	5%	4%
Total cost of revenue	30%	30%	29%
Gross profit	70%	70%	71%
Operating expenses:
Research and development	21%	21%	20%
Sales and marketing	43%	49%	61%
General and administrative	20%	20%	15%
Goodwill impairment and restructuring charges	0%	0%	5%
Total operating expenses	84%	89%	100%
Operating loss	-14%	-19%	-29%
Total other (income) expense, net	-1%	-1%	1%
Loss before income taxes	-12%	-18%	-30%
Provision for (benefit from) income taxes	0%	0%	0%
Net loss	-13%	-18%	-29%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$91,986	$71	$92,057	$64,611	42%	42%
Professional services	6,539	(49)	6,490	5,308	23%	22%
Total revenue	$98,525	$22	$98,547	$69,919	41%	41%

ASC 606 total revenue for the three months ended September 30, 2019 increased by $28.6 million, or 41%, compared to the three months ended September 30, 2018. ASC 606 and ASC 605 total revenue for the three months ended September 30, 2019 were $98.5 million. ASC 605 total revenue for the three months ended September 30, 2019 increased by $28.6 million, or 41%, compared to the three months ended September 30, 2018. ASC 605 subscription and returns revenue for the three months ended September 30, 2019 increased by $27.4 million, or 42%, compared to the three months ended September 30, 2018. ASC 605 professional services revenue for the three months ended September 30, 2019 increased by $1.2 million, or 22%, compared to the three months ended September 30, 2018.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total ASC 605 revenue for the three months ended September 30, 2019 compared to the same period of 2018, was due primarily to $14.7 million from new U.S. customers, $8.2 million from existing U.S. customers, $2.7 million from Streamlined Sales Tax (“SST”) revenue, $1.0 million attributable to revenue growth in our international operations, $1.5 million from acquisitions made during 2019, and $0.5 million from interest earned on funds held for customers. Currently a small component of our total revenue, we offer SST services to businesses that are registered to participate in the program. Because we generally provide SST services at no cost to the seller, we earn a fee from the participating state and local governments based on a percentage of sales tax reported and paid.

Cost of Revenue

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$25,621	$—	$25,621	$17,330	48%	48%
Professional services	4,157	—	4,157	2,906	43%	43%
Total revenue	$29,778	$—	$29,778	$20,236	47%	47%

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 increased by $9.5 million, or 47%, compared to the three months ended September 30, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $5.4 million in employee-related costs from higher headcount, an increase of $1.6 million in software hosting costs, an increase of $1.3 million in allocated overhead cost, and an increase of $0.6 million in outside services expenses.

Excluding the impact of our Portway acquisition, cost of revenue headcount increased approximately 47% from September 30, 2018 to September 30, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $4.4 million increase in salaries and benefits, $0.6 million increase in compensation expense related to our bonus plans and a $0.3 million increase in stock-based compensation expense. Software hosting costs have increased due primarily to higher transaction volumes. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher compared to the prior period.

Gross Profit

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$66,365	$71	$66,436	$47,281	40%	41%
Professional services	2,382	(49)	2,333	2,402	-1%	-3%
Total gross profit	$68,747	$22	$68,769	$49,683	38%	38%
Gross margin
Subscription and returns	72%		72%	73%
Professional services	36%		36%	45%
Total gross margin	70%		70%	71%

ASC 606 and ASC 605 total gross profit for the three months ended September 30, 2019 increased $19.1 million, or 38%, compared to the three months ended September 30, 2018. Total gross margin was 70% for the three months ended September 30, 2019 compared to 71% for the same period of 2018.

Research and Development

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$21,871	$—	$21,871	$13,285	65%	65%

Research and development expenses for the three months ended September 30, 2019 increased $8.6 million, or 65%, compared to the three months ended September 30, 2018. The increase was due primarily to an increase of $7.4 million in employee-related costs from higher headcount, and an increase of $0.9 million in allocated overhead cost.

Research and development headcount increased approximately 56% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $4.7 million increase in salaries and benefits, a $1.2 million increase in compensation expense related to our bonus plans, a $0.9 million increase in stock-based compensation expense, and a $0.5 million increase in contract and temporary employee costs.

Sales and Marketing

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$40,313	$4,789	$45,102	$41,276	-2%	9%

Sales and marketing expenses for the three months ended September 30, 2019 decreased $1.0 million compared to the three months ended September 30, 2018. ASC 606 sales and marketing expenses for the three months ended September 30, 2019 was $40.3 million compared to ASC 605 sales and marketing expense of $45.1 million for the same period. The difference of $4.8 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All of our sales commissions and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the three months ended September 30, 2019 increased $3.8 million, or 9%, compared to the three months ended September 30, 2018. The increase was due primarily to an increase of $1.2 million in employee-related costs, an increase of $1.4 million for partner commission expense, an increase of $0.7 million in marketing campaign expenses, and an increase of $0.6 million in allocated overhead cost.

Sales and marketing headcount increased approximately 17% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $2.0 million increase in salaries and benefits and a $0.5 million increase in stock-based compensation expense, partially offset by a $1.4 million decrease in sales commissions expense. Sales commissions expense decreased due to lower average commission rates compared to the third quarter of 2018, which offset increases from strong sales-related activity. ASC 605 sales commission expense was $7.0 million for the three months ended September 30, 2019 compared to $8.4 million for the three months ended September 30, 2018. Partner commission expense increased due primarily to higher sales. ASC 605 partner commission expense was $7.5 million for the three months ended September 30, 2019 compared to $6.1 million for the three months ended September 30, 2018. Marketing campaign expenses increased due to an increase in our discretionary spending on customer events and lead generation activities.

General and Administrative

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$20,511	$—	$20,511	$10,235	100%	100%

General and administrative expenses for the three months ended September 30, 2019 increased $10.3 million, or 100%, compared to the three months ended September 30, 2018. The increase was due primarily to an increase of $7.9 million in employee-related costs, and a $2.6 million increase in outside service expenses.

General and administrative headcount increased 46% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $3.8 million increase in stock-based compensation expense, a $3.1 million increase in salaries and benefits, and a $0.7 million increase in compensation expense related to our bonus plans. Outside services expenses increased due primarily to increased legal costs related to defending a patent infringement lawsuit and higher audit and internal control compliance costs.

Total Other (Income) Expense, Net

	For the Three Months Ended September 30,
	2019			2018	$ Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(2,202)	$—	$(2,202)	$(676)	$(1,526)	$(1,526)
Interest expense	2	—	2	534	(532)	(532)
Other (income) expense, net	265	—	265	49	216	216
Total other (income) expense, net	$(1,935)	$—	$(1,935)	$(93)	$(1,842)	$(1,842)

Total other income for the three months ended September 30, 2019 was $1.9 million compared to $0.1 million of other income for the three months ended September 30, 2018. Interest income increased due to interest earned on investing our public offering cash proceeds. Interest expense decreased due to having no outstanding borrowings during the third quarter of 2019. We discuss borrowings under “Liquidity and Capital Resources” below.

Provision for (Benefit from) Income Taxes

	For the Three Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$341	$—	$341	$(91)	-475%	-475%

The provision for income taxes for the three months ended September 30, 2019 was $0.3 million compared to a benefit from income taxes of $0.1 million for the three months ended September 30, 2018. The effective income tax rate was 2.8% for the three months ended September 30, 2019 compared to a benefit of 0.4% for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$255,225	$689	$255,914	$182,326	40%	40%
Professional services	19,569	(149)	19,420	12,849	52%	51%
Total revenue	$274,794	$540	$275,334	$195,175	41%	41%

ASC 606 total revenue for the nine months ended September 30, 2019 increased $79.6 million, or 41%, compared to the nine months ended September 30, 2018. ASC 606 total revenue for the nine months ended September 30, 2019 was $274.8 million compared to ASC 605 total revenue of $275.3 million for the same period. ASC 605 total revenue for the nine months ended September 30, 2019 increased by $80.2 million, or 41%, compared to the nine months ended September 30, 2018. ASC 605 subscription and returns revenue for the nine months ended September 30, 2019 increased by $73.6 million, or 40%, compared to the nine months ended September 30, 2018. ASC 605 professional services revenue for the nine months ended September 30, 2019 increased by $6.6 million, or 51%, compared to the nine months ended September 30, 2018.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total ASC 605 revenue for the nine months ended September 30, 2019 compared to the same period of 2018, was due primarily to $30.9 million from new U.S. customers, $31.9 million from existing U.S. customers, $6.6 million from SST revenue, $5.7 million attributable to revenue growth in our international operations, $3.2 million from acquisitions made during 2019, and $1.9 million from interest earned on funds held for customers.

Cost of Revenue

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$69,537	$—	$69,537	$47,984	45%	45%
Professional services	12,883	—	12,883	8,393	53%	53%
Total revenue	$82,420	$—	$82,420	$56,377	46%	46%

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2019 increased by $26.0 million, or 46%, compared to the nine months ended September 30, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $12.7 million in employee-related costs from higher headcount, an increase of $3.6 million in outside services expenses, an increase of $4.3 million in software hosting costs, an increase of $2.5 million in allocated overhead cost, and an increase of $0.7 million in amortization expense from acquired intangible assets.

Excluding the impact of our Portway acquisition, cost of revenue headcount increased approximately 47% from September 30, 2018 to September 30, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $10.0 million increase in salaries and benefits, a $1.6 million increase in compensation expense related to our bonus plans, and a $1.1 million increase in stock-based compensation expense. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher compared to the prior period.

Gross Profit

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$185,688	$689	$186,377	$134,342	38%	39%
Professional services	6,686	(149)	6,537	4,456	50%	47%
Total gross profit	$192,374	$540	$192,914	$138,798	39%	39%
Gross margin
Subscription and returns	73%		73%	74%
Professional services and other	34%		34%	35%
Total gross margin	70%		70%	71%

ASC 606 total gross profit for the nine months ended September 30, 2019 increased $53.6 million, or 39%, compared to the nine months ended September 30, 2018. ASC 605 total gross profit for the nine months ended September 30, 2019 increased $54.1 million, or 39%, compared to the nine months ended September 30, 2018. Total gross margin was 70% for the nine months ended September 30, 2019 compared to 71% for the same period of 2018.

Research and Development

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$56,823	$—	$56,823	$38,332	48%	48%

Research and development expenses for the nine months ended September 30, 2019 increased $18.5 million, or 48%, compared to the nine months ended September 30, 2018. The increase was due primarily to an increase of $16.0 million in employee-related costs from higher headcount, and an increase of $1.7 million in allocated overhead cost, and an increase of $0.7 million in third-party purchased software costs.

Research and development headcount increased approximately 56% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $9.7 million increase in salaries and benefits, a $2.6 million increase in compensation expense related to our bonus plans, a $2.4 million increase in stock-based compensation expense, and a $0.8 million increase in contract and temporary employee costs. Software costs increased due primarily to continued investment in security and data privacy tools.

Sales and Marketing

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$119,199	$16,340	$135,539	$119,187	0%	14%

Sales and marketing expenses for the nine months ended September 30, 2019 were flat compared to the nine months ended September 30, 2018. ASC 606 sales and marketing expenses for the nine months ended September 30, 2019 was $119.2 million compared to ASC 605 sales and marketing expense of $135.5 million for the same period. The difference of $16.3 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All of our sales commissions and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the nine months ended September 30, 2019 increased $16.4 million, or 14%, compared to the nine months ended September 30, 2018. The increase was due primarily to an increase of $10.3 million in employee-related costs, an increase of $5.9 million for partner commission expense, and an increase of $1.1 million in allocated overhead cost, partially offset by a decrease in outside services expenses of $1.2 million.

Sales and marketing headcount increased approximately 17% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $6.6 million increase in salaries and benefits, a $2.7 million increase in stock-based compensation expense, a $1.3 million increase in compensation expense related to our bonus plans, and a $0.4 million increase in sales commissions expense, partially offset by a $1.0 million decrease in contract and temporary employee costs. Sales commissions expense increased due to strong sales-related activity. ASC 605 sales commission expense was $21.0 million for the nine months ended September 30, 2019 compared to $20.6 million for the nine months ended September 30, 2018. Partner commission expense increased due primarily to higher sales and an increase in the proportion of sales eligible for partner commissions, including new sales which generally earn a higher commission rate compared to renewal sales. ASC 605 partner commission expense was $21.0 million for the nine months ended September 30, 2019 compared to $15.1 million for the nine months ended September 30, 2018. Outside services expenses decreased due to a reduction in our discretionary spending with external advertising and marketing agencies.

General and Administrative

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$53,764	$—	$53,764	$28,787	87%	87%

General and administrative expenses for the nine months ended September 30, 2019 increased $25.0 million, or 87%, compared to the nine months ended September 30, 2018. The increase was due primarily to an increase of $18.4 million in employee-related costs, a $4.8 million increase in outside service expenses, a $1.0 million increase in merchant fees, and a $0.7 million increase in insurance costs.

General and administrative headcount increased 46% from September 30, 2018 to September 30, 2019. Employee-related costs increased due primarily to a $8.2 million increase in stock-based compensation expense, a $6.9 million increase in salaries and benefits, a $2.4 million increase in compensation expense related to our bonus plans, and a $0.5 million increase in travel costs. Outside services expenses increased due primarily to increased legal costs related to defending a patent infringement lawsuit, as a result of being a public company, and due to higher audit and internal control compliance costs. Merchant fees, which are credit card processing fees, increased due to increased payment activity from customers transitioning to our auto-payment program. Insurance costs have increased from the prior period as a result of being a public company for all of 2019.

Total Other (Income) Expense, Net

	For the Nine Months Ended September 30,
	2019			2018	$ Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(4,251)	$—	$(4,251)	$(811)	$(3,440)	$(3,440)
Interest expense	286	—	286	2,495	(2,209)	(2,209)
Other (income) expense, net	694	—	694	(423)	1,117	1,117
Total other (income) expense, net	$(3,271)	$—	$(3,271)	$1,261	$(4,532)	$(4,532)

Total other income for the nine months ended September 30, 2019 was $3.3 million compared to $1.3 million of other expense for the nine months ended September 30, 2018. Interest income increased due to interest earned on investing our public offering cash proceeds. Interest expense decreased due to having no outstanding borrowings during the first nine months of 2019. We discuss borrowings under “Liquidity and Capital Resources” below. Other (income) expense, net changed to $0.7 million other expense in the first nine months of 2019 from $0.4 million of other income in the first nine months of 2018, primarily due to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the first nine months of 2019, the adjustments to fair value increased the carrying value of the earnout liabilities for our Compli and Indix acquisitions, resulting in other expense of $0.6 million. During the first nine months of 2018, the adjustments to fair value decreased the carrying value of the earnout liabilities for prior acquisitions, resulting in other income of $0.4 million.

Provision for (Benefit from) Income Taxes

	For the Nine Months Ended September 30,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$629	$—	$629	$(825)	-176%	-176%

The provision for income taxes for the nine months ended September 30, 2019 was $0.6 million compared to a benefit from income taxes of $0.8 million for the nine months ended September 30, 2018. The effective income tax rate was 1.8% for the nine months ended September 30, 2019 compared to a benefit of 1.4% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the nine months ended September 30, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first nine months of 2019. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, private placements, public offerings of our common stock, and bank borrowings. In June 2019, we completed a public offering of our common stock, in which we sold 4,133,984 shares at a price of $69.40 per share, including the full exercise of the underwriters’ option to purchase 539,215 additional shares. We received net proceeds of $274.7 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid of $1.2 million. In June 2018, we completed an initial public offering (“IPO”) of our common stock, in which we sold 8,625,000 shares at $24.00 per share, including the full exercise of the underwriters’ option to purchase 1,125,000 additional shares. We received net proceeds of $192.5 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid of $3.4 million. As of September 30, 2019, we had $446.6 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We had a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, we terminated the Credit Facility. As of September 30, 2019, we had no credit facilities in place and had no borrowings outstanding.

Prior to the termination of the Credit Facility, we were required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility was based on the greater of either 4.25% or the current prime rate, plus 1.75%.

Future Cash Requirements

As of September 30, 2019, our cash and cash equivalents included proceeds from our June 2019 and our June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $446.6 million as of September 30, 2019, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash (used in) provided by:
Operating Activities	$5,431	$(10,098)
Investing Activities	(41,631)	(15,863)
Financing Activities	340,454	149,794

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, and facilities expenses. Cash used in operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, goodwill impairment, other non-cash charges, and net changes in operating assets and liabilities.

For the nine months ended September 30, 2019, cash provided by operating activities was $5.4 million compared to $10.1 million cash used for the nine months ended September 30, 2018. The improvement in cash from operations of $15.5 million was due primarily to an increase in cash collected from customers as demand for our subscription services continued to grow, partially offset by increasing costs to support this growth. Additionally, during the first nine months of 2019, we earned and received interest income on a portion of the cash proceeds from our June 2018 and our June 2019 public offerings of our common stock, while during the first nine months of 2018, we accrued and paid interest expense on our outstanding borrowings.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the nine months ended September 30, 2019, cash used in investing activities was $41.6 million, compared to cash used of $15.9 million for the nine months ended September 30, 2018. The increase in cash used of $25.8 million was due primarily to cash paid for acquisitions of $30.3 million, and an increase in customer fund assets of $4.0 million compared to a decrease of $2.0 million in the prior period, partially offset by lower cash paid for purchases of intangible assets of $4.9 million and lower capital expenditures of $5.7 million. In the first nine months of 2019, we acquired substantially all the assets of Compli, Indix, and Portway for total cash consideration of $30.3 million. In the first nine months of 2018, we acquired developed technology to facilitate cross-border transactions (e.g. duties and tariffs). Capital expenditures decreased due primarily to spending related to our new corporate headquarters in Seattle, Washington and our Durham, North Carolina office during the first nine months of 2018. Our Seattle headquarters opened in the first quarter of 2018.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, our Credit Facility, and changes in customer fund obligations.

For the nine months ended September 30, 2019, cash provided by financing activities was $340.5 million compared to cash provided of $149.8 million for the nine months ended September 30, 2018. This increase in cash provided of $190.7 million was due primarily to increased cash proceeds from offerings of our common stock of $82.2 million, a $45.8 million increase in cash proceeds from exercise of stock options, $12.3 million of cash proceeds from common stock purchased under our employee stock purchase plan, and a $4.0 million increase in customer fund obligations in the first nine months of 2019 compared to a $2.0 million decrease in customer fund obligations in the prior period. We also had net repayments on our Credit Facility of $40.0 million in the first nine months of 2018 with no comparable activity in 2019.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations as of September 30, 2019 as compared to December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the nine months ended September 30, 2019 or 2018.

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

As a result of adoption of ASC 606 effective January 1, 2019, non-GAAP financial measures for the three and nine months ended September 30, 2019, as computed in accordance with ASC 606, are not as comparable to non-GAAP financial measures for the three and nine months ended September 30, 2018, which are computed in accordance with ASC 605. Except for calculated billings, the reconciliation of non-GAAP measures provided below includes additional information to reconcile the impacts of the adoption of ASC 606 on the non-GAAP financial measures for the three and nine months ended September 30, 2019, including presentation of the non-GAAP measures for 2019 under ASC 605 for comparison to the prior year periods.

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$29,778	$—	$29,778	$20,236
Stock-based compensation expense	(828)	—	(828)	(508)
Amortization of acquired intangibles	(1,235)	—	(1,235)	(1,121)
Non-GAAP Cost of Revenue	$27,715	$—	$27,715	$18,607

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$68,747	$22	$68,769	$49,683
Stock-based compensation expense	828	—	828	508
Amortization of acquired intangibles	1,235	—	1,235	1,121
Non-GAAP Gross Profit	$70,810	$22	$70,832	$51,312

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	0%	70%	71%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	0%	1%	2%
Non-GAAP Gross Margin	72%	0%	72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$21,871	$—	$21,871	$13,285
Stock-based compensation expense	(1,781)	—	(1,781)	(906)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$20,090	$—	$20,090	$12,379

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$40,313	$4,789	$45,102	$41,276
Stock-based compensation expense	(2,135)	—	(2,135)	(1,589)
Amortization of acquired intangibles	(605)	—	(605)	(474)
Non-GAAP Sales and Marketing Expense	$37,573	$4,789	$42,362	$39,213

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$20,511	$—	$20,511	$10,235
Stock-based compensation expense	(5,178)	—	(5,178)	(1,334)
Amortization of acquired intangibles	(4)	—	(4)	—
Non-GAAP General and Administrative Expense	$15,329	$—	$15,329	$8,901

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(13,948)	$(4,767)	$(18,715)	$(24,287)
Stock-based compensation expense	9,922	—	9,922	4,337
Amortization of acquired intangibles	1,844	—	1,844	1,595
Goodwill impairment	—	—	—	9,174
Non-GAAP Operating Loss	$(2,182)	$(4,767)	$(6,949)	$(9,181)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(12,354)	$(4,767)	$(17,121)	$(24,103)
Stock-based compensation expense	9,922	—	9,922	4,337
Amortization of acquired intangibles	1,844	—	1,844	1,595
Goodwill impairment	—	—	—	9,174
Non-GAAP Net Loss	$(588)	$(4,767)	$(5,355)	$(8,997)

Free Cash Flow:
Net cash (used in) provided by operating activities	$5,852	$—	$5,852	$1,178
Purchases of property and equipment	(2,246)	—	(2,246)	(4,745)
Free Cash Flow	$3,606	$—	$3,606	$(3,567)

	For the Nine Months Ended September 30,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$82,420	$—	$82,420	$56,377
Stock-based compensation expense	(2,277)	—	(2,277)	(1,181)
Amortization of acquired intangibles	(3,635)	—	(3,635)	(2,906)
Non-GAAP Cost of Revenue	$76,508	$—	$76,508	$52,290

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$192,374	$540	$192,914	$138,798
Stock-based compensation expense	2,277	—	2,277	1,181
Amortization of acquired intangibles	3,635	—	3,635	2,906
Non-GAAP Gross Profit	$198,286	$540	$198,826	$142,885

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	0%	70%	71%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	0%	1%	1%
Non-GAAP Gross Margin	72%	0%	72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$56,823	$—	$56,823	$38,332
Stock-based compensation expense	(4,700)	—	(4,700)	(2,271)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$52,123	$—	$52,123	$36,061

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$119,199	$16,340	$135,539	$119,187
Stock-based compensation expense	(6,411)	—	(6,411)	(3,674)
Amortization of acquired intangibles	(1,653)	—	(1,653)	(1,483)
Non-GAAP Sales and Marketing Expense	$111,135	$16,340	$127,475	$114,030

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$53,764	$—	$53,764	$28,787
Stock-based compensation expense	(12,518)	—	(12,518)	(4,285)
Amortization of acquired intangibles	(11)	—	(11)	(17)
Non-GAAP General and Administrative Expense	$41,235	$—	$41,235	$24,485

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(37,412)	$(15,800)	$(53,212)	$(56,682)
Stock-based compensation expense	25,906	—	25,906	11,411
Amortization of acquired intangibles	5,299	—	5,299	4,406
Goodwill impairment	—	—	—	9,174
Non-GAAP Operating Loss	$(6,207)	$(15,800)	$(22,007)	$(31,691)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(34,770)	$(15,800)	$(50,570)	$(57,118)
Stock-based compensation expense	25,906	—	25,906	11,411
Amortization of acquired intangibles	5,299	—	5,299	4,406
Goodwill impairment	—	—	—	9,174
Non-GAAP Net Loss	$(3,565)	$(15,800)	$(19,365)	$(32,127)

Free Cash Flow:
Net cash (used in) provided by operating activities	$5,431	$—	$5,431	$(10,098)
Purchases of property and equipment	(7,196)	—	(7,196)	(12,914)
Free Cash Flow	$(1,765)	$—	$(1,765)	$(23,012)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017
Total revenue	$98,525	$91,299	$84,970	$76,923	$69,919	$63,879	$61,377	$58,035
Add:
Deferred revenue (end of period)	148,466	138,811	132,714	134,653	118,209	109,344	103,878	92,231
Contract liabilities (end of period)	4,843	4,508	4,208	—	—	—	—	—
Impact of adoption of ASC 606 on deferred revenue	—	—	11,250	—	—	—	—	—
Less:
Deferred revenue (beginning of period)	(138,811)	(132,714)	(134,653)	(118,209)	(109,344)	(103,878)	(92,231)	(84,637)
Contract liabilities (beginning of period)	(4,508)	(4,208)	—	—	—	—	—	—
Impact of adoption of ASC 606 on contract liabilities	—	—	(2,090)	—	—	—	—	—
Calculated billings	$108,515	$97,696	$96,399	$93,367	$78,784	$69,345	$73,024	$65,629

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $446.6 million and $142.3 million as of September 30, 2019 and December 31, 2018, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

On June 25, 2019, we terminated our Credit Facility. At September 30, 2019, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2019 and 2018, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the nine months ended September 30, 2019 and 2018, approximately 6% of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first nine months of 2019. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2019.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid, and also have moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted our motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. The court has set the trial date for October 26, 2020. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 28, 2019.

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

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

10.1*+	Avalara, Inc. Outside Director Compensation Policy (amended and restated as of July 25, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: November 6, 2019	By:	/s/ William D. Ingram
William D. Ingram
Chief Financial Officer and Treasurer (Principal Financial Officer)