Form 10-K
period 2019-12-31
AVALARA, INC.
filed 2020-02-28
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 28, 2019, was $5,012 million.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2020 was 78,010,310.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

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

PART I

Item 1. Business.

Overview

Avalara’s motto is “Tax compliance done right.” The rise of digital commerce and international trade, coupled with constantly shifting taxation and reporting obligations imposed by the global patchwork of local, regional, state, and national taxing authorities, has created a tremendously complex and onerous compliance burden for businesses of all sizes. Avalara’s mission is to provide solutions for this challenge, allowing companies to focus on their core operations. We provide a leading suite of cloud-based solutions designed to improve accuracy and efficiency by automating the processes of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. Our vision is to be the global cloud compliance platform.

Thousands of local, regional, state, and national taxing authorities in the United States and internationally impose a variety of transaction taxes that businesses operating in those jurisdictions collect from customers. Businesses must comply with these transaction tax obligations, which require determination, collection, and remittance of taxes, as well as maintaining records of registrations, taxes collected, tax exemption certificates, and other compliance documents. Transaction tax rules and regulations change frequently and are neither intuitive nor consistent across taxing jurisdictions, creating a massively complex compliance challenge. Determining the tax due on a particular sale depends not only on the precise geographic location of the transaction within the relevant taxing jurisdictions and the classification of the product or service in one of thousands of categories, it can also vary because of temporary tax incentives that change the tax rate for specific products, time periods, and transaction thresholds. Further complications arise from the thousands of rule changes enacted every year as taxing authorities amend their tax rates and taxability rules, modify jurisdictional boundaries, and implement other regulatory changes.

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

Today, many businesses attempt to handle transaction tax compliance processes manually, often through the use of static tax tables in spreadsheet software and reliance on internal staff to track relevant transaction tax requirements and changes. Businesses relying on manual processes for transaction tax compliance risk miscalculations and incorrect collections, which can result in customer dissatisfaction and financial penalties. Many businesses conduct transactions using business applications such as accounting, enterprise resource planning (“ERP”), ecommerce, point of sale (“POS”), recurring billing, and customer relationship management (“CRM”) systems. Although these systems may include rudimentary tax calculation capabilities, they are not sufficiently robust or current to provide accurate tax determinations for many businesses.

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

The Avalara Compliance Cloud is designed to integrate seamlessly with our customers’ business applications and be easy to administer and maintain. As transactions are executed in our customers’ business applications, the Avalara Compliance Cloud performs a series of operations to deliver tax compliance functionality in real time. This functionality is enabled through our extensive collection of pre-built integrations that are designed to link the Avalara Compliance Cloud to business applications used for accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These integrations typically require little customer configuration or ongoing oversight. Our cloud architecture ensures that our tax content updates are immediately and automatically applied to our customers’ transactions. Our powerful and intuitive web-based console simplifies configuration and unifies administration, reporting, and returns processing across a customer’s multiple business applications.

As a result of our competitive strengths, our platform becomes deeply embedded in our customers’ business processes and systems, providing them with an automated solution central to their ability to transact. Our strategic position drives long-term customer relationships, as evidenced by our net revenue retention rate, which was 111% on average for the four quarters ended December 31, 2019.

Businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies, use our solutions. Mid-market customers, with 20 to 500 employees, have been and remain our primary target market segment for marketing and selling our solutions. Our diverse customer base included approximately 11,960 core customers as of December 31, 2019.

A summary of our core customers and net revenue retention rate is as follow:

	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Number of core customers (as of end of period)	11,960	11,240	10,430	9,700	9,070	8,490	8,080	7,760
Net revenue retention rate	111%	113%	111%	107%	108%	105%	108%	109%

For additional information regarding these metrics, see section title “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

In 2019, our core customers represented more than 80% of our total revenue. As the offerings on our platform have expanded, so too has our addressable customer base. Our number of core customers represents less than half of our total number of customers and does not include a substantial number of customers of various sizes who do not meet the revenue threshold to be considered a core customer. Many of these customers are in the small business and self-serve segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers. While most of our revenue is currently generated by customers located in the United States, we support transaction tax compliance in Europe, South America, and Asia, and we are continuing to expand our international presence.

In addition to end user customers with whom we have a direct relationship, some of our customers are business application publishers (including ecommerce platforms) that include automated tax determination powered by Avalara. While those platform customers may be core customers to Avalara, their end user customers generally are not.

We sell our solutions primarily on a subscription basis. We target most prospects via cost-effective digital marketing strategies and initially qualify them using predictive analytics. The majority of our sales, to new and existing customers, are direct and conducted via telephone, requiring minimal in-person interaction. In some cases, particularly for customers with larger and more complex needs, we conduct in-person sales. Our sales force also manages a network of business application providers and other customer referral sources that provide us with qualified leads and, in some cases, purchase functionality from us for use by their customers. We execute marketing programs targeting the ecosystems of these business application providers. Our small business customers can subscribe to our solutions via an automated, self-service ordering process.

We have acquired and integrated multiple businesses, primarily to augment the tax content of the Avalara Compliance Cloud, serve the needs of businesses in different geographies or industries, or improve our ability to serve all aspects of transaction tax compliance. Substantial portions of our business, including our tax return preparation and filing and our compliance document management solutions, are based on acquired content and technology. Since 2014 we have acquired fuel excise tax, lodging tax, communications tax, portions of European value-added-tax (“VAT”), and Brazilian tax solutions. In 2018, we acquired technology assets to facilitate cross-border transactions (e.g. tariffs and duties). In January 2019, we acquired the operating assets of Compli, Inc. (“Compli”), a provider of compliance services and technology to producers, distributors, and importers of alcoholic beverages in the United States. In February 2019, we acquired intellectual property and other assets of Indix Corporation (“Indix”), an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. In July 2019, we acquired substantially all the assets of Portway International Inc. (“Portway”), a provider of Harmonized System classifications and outsourced customs brokerage support services. We intend to continue pursuing opportunities to broaden our suite of solutions and international presence and integrating new content and solutions.

We generated revenue of $382.4 million, $272.1 million, and $213.2 million in 2019, 2018, and 2017, respectively. We had net losses of $50.2 million, $75.6 million, and $64.1 million in 2019, 2018, and 2017, respectively, primarily due to our investments in growth. We operate our business as one operating segment.

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

Many businesses currently attempt to handle transaction tax compliance processes manually, risking miscalculations and incorrect collections, which can result in customer dissatisfaction and/or financial penalties. Some businesses supplement their internal manual efforts with costly outsourced professional service firms to perform tax compliance functions. Many businesses conduct transactions using business applications such as accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These systems sometimes include rudimentary tax calculation capabilities, but they are usually not sufficiently robust or current to provide accurate tax determinations. Businesses may also rely on tax-specific software products from providers other than Avalara, but these may offer limited pre-built integrations with critical business applications, require ongoing updates, be deployed on-premises, or have a high cost of ownership.

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
•

tax-specific solutions from other vendors, including CCH Incorporated (a subsidiary of Wolters Kluwer NV), ONESOURCE Indirect Tax (a division of Thomson Reuters), Sovos, TPS Unlimited, Inc. d/b/a TaxJar, and Vertex, Inc.

We believe customers, including customers who are business applications providers, consider the following factors when selecting a transaction tax compliance solution:

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

Avalara Compliance Cloud

The Avalara Compliance Cloud enables customers to address the complexity of transaction tax compliance, process transactions in real time, produce detailed records of transaction tax determinations, and reduce errors, audit exposure, and total transaction tax compliance costs. Key strengths of our Avalara Compliance Cloud include:

•

Comprehensive compliance with a broad array of transaction tax obligations.  Our platform powers a suite of compliance solutions for a wide and growing range of transaction taxes, such as sales and use tax, VAT, fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, and communications tax. Our platform handles transaction tax determination; cross-border taxes like tariffs and duties; tax return preparation, filing, and remittance; tax records maintenance; and exemption certificate and other compliance document storage and management.

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

•

Easy to implement.  Our cloud-based solutions are designed to be easy to implement and deploy and can often be configured and operational in a matter of hours. To ease implementation, we have invested in developing and maintaining an extensive collection of pre-built integrations that are designed to connect our solutions to a broad range of leading business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. Our integrations enable rapid deployment and are designed to seamlessly embed into our customers’ business applications, reducing the need for costly custom implementations.

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

•

Lower total cost of ownership.  Compared to on-premises products, our comprehensive, integrated suite of automated, cloud-based compliance solutions require substantially less upfront deployment effort, hardware purchases, and ongoing maintenance and support costs. Our solutions reduce our customers’ need for manual research and the related higher personnel costs and eliminate the need for a patchwork of disparate products and services for separate transaction tax compliance functions.

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

•

Avalara Returns for Tax Return Preparation, Filing, and Remittance.  In addition to correctly determining the amount of tax, businesses face the burden of filing jurisdiction-specific tax return forms that detail the transactions and remitting collected taxes on a timely basis to the appropriate taxing authorities. Our returns solutions are either integrated and embedded inside AvaTax, offered on a standalone managed basis, or accessed online via a self-serve web tool. Avalara Returns is generally sold on an annual subscription basis. Customers can also purchase Avalara Returns on a per filing basis.

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

MatrixMaster is our large-scale product taxability database for retail operations. MatrixMaster enables businesses that identify products with universal product codes (“UPCs”) to calculate taxability at the point of sale.

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

Avalara Licensing and Avalara’s registration services help customers complete jurisdictional and product licensing requirements as well as country, state, and local tax registrations.

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

Avalara Item Classification is a service added with our acquisitions of Tradestream Technologies Inc. and Portway. This solution addresses the complex process of assigning proper country-specific Harmonized System (“HS”) codes to products. This enables e-retailers and other merchants to easily classify products being sold across international borders so appropriate customs and duty taxes can be applied.

Competitive Strengths

Our key competitive strengths include:

Powerful technology.  Our proprietary platform powers a comprehensive and integrated set of transaction tax compliance solutions that enable our customers to automate and accurately manage their compliance processes. Our platform combines an extensive proprietary database containing tax jurisdiction boundaries, tax rates, product- and date-specific taxability rules, and return preparation and filing requirements, with advanced algorithms for precise real time address validation via geolocation technology, application of taxability rules, tax determination, tax return preparation and filing, tax remittance, and tax forms and records management. Our platform processes billions of tax determinations per year, with speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers.

Extensive integrations.  We have invested in developing and maintaining an extensive collection of pre-built integrations that are designed to embed our solutions seamlessly into leading business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. We believe that maintaining pre-built integrations with a broad range of business applications provides a competitive advantage, to which we refer as a moat, as these integrations dramatically reduce implementation time, effort, and cost; enable our solutions to function seamlessly with the core applications our customers use to process and manage their transactions; and allow customers to easily and efficiently manage tax compliance across multiple business applications. We offer far more pre-built integrations with these applications than other tax software providers and we plan to continue adding more. We have pre-built integrations with leading business application providers such as Magento, QuickBooks, Microsoft, NetSuite, Sage, 3dcart, Salesforce Commerce Cloud, and Epicor, that customers can use to connect our solutions with their applications. In addition, we have relationships with some application providers, including BigCommerce, Shopify, and others, that include our pre-built integrations in their platforms, allowing customers to easily choose our solutions to automate transaction tax determinations.

Extensive content.  We have amassed, expanded, and integrated an extensive database of statutory tax content, including product classifications and taxability rules, exemption conditions, tax holidays, jurisdiction boundaries, tax rates, thresholds, registration, and return preparation and filing requirements, as well as millions of UPCs, linked to taxability rules. We employ a large group of tax research analysts who continually update this library, which is processed by our determination engine and delivered to our customers via our cloud connection. In addition to internal development, we have acquired multiple transaction tax related businesses and acquired or licensed databases containing deep stores of knowledge to augment the tax content that supports the Avalara Compliance Cloud. We also have built and maintain a library of thousands of local, regional, state, and national tax return forms, tax exemption certificate forms, VAT invoice templates, and other compliance documents. Our extensive tax content and forms databases have enabled us to serve the compliance needs of an ever-expanding list of businesses in different geographies and industries such as fuels, communications, beverage alcohol, and lodging.

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

Broad ecosystem.  We have strategically built a broad range of relationships with our network of business application publishers (including ecommerce platforms) and their reseller channels, integration developers, implementation specialists, and accounting and financial advisors. These relationships provide us with an effective distribution channel, the majority of our pre-built integrations, a source of referral business, occasions for cross-selling, new opportunities for compliance automation, and early access to developing technologies.

As a result of our competitive strengths, our platform becomes deeply embedded in our customers’ business processes and systems, providing them with an automated solution central to their ability to transact. Our strategic position drives long-term customer relationships, as evidenced by our net revenue retention rate, which was 111% on average for the four quarters ended December 31, 2019.

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

•

Grow revenue from our existing customers.  Many of our customers begin with a single solution, such as our AvaTax determination solution. This initial entry point establishes Avalara as a trusted part of a customer’s financial system, and as a customer’s sales increase and the number of transactions processed grows, our volume-based subscription model generates more revenue. The initial entry point also provides us with significant cross-sell opportunities, including tax return preparation, filing and remittance, and tax exemption certificate and other compliance documents management. These solutions work together to provide customers with a comprehensive automated solution for all of their transaction tax compliance needs.

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

•

Expand international reach.  We believe that we have a significant opportunity to expand our suite of solutions for use outside of the United States. Of our 15 worldwide offices, seven are located outside the United States and we support transaction tax compliance in Europe, South America, and Asia. We plan to continue investing in these geographies, while also expanding our solutions and growing our sales force to expand into new regions.

•

Broaden our content and suite of solutions.  We devote substantial resources to continuously improve the Avalara Compliance Cloud, add innovative new features and functionalities, add content, build technology to support new content types, and improve the user experience for our solutions. We intend to continue to make significant investments to acquire accurate, relevant content and expertise to best serve the transaction tax compliance needs of our customers. For example, we acquired fuel and alcohol excise tax, lodging tax, communications tax, European VAT, and Brazilian tax solutions. These acquisitions accelerate the expansion of our tax content, solutions, customer base, cross-selling opportunities, and geographic reach. We intend to continue pursuing opportunities to acquire businesses and technologies that align with our strategic objectives.

Customers

Our customers include businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies.

The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of December 31, 2019, 2018, and 2017, we had approximately 11,960, 9,070, and 7,490 core customers, respectively, representing less than half of our total number of customers. In 2019, our core customers represented more than 80% of our total revenue.

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

In addition to end user customers with whom we have a direct relationship, some of our customers are business application publishers (including ecommerce platforms) that include automated tax determination powered by Avalara. While those platform customers may be core customers to Avalara, their end user customers generally are not.

No single customer, including considering on an aggregate basis those customers that we know are under common control or are affiliates, represented more than 10% of our total revenue in 2019, 2018, or 2017.

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

While we generally identify and engage directly with our customer prospects, we leverage the sales and referral resources of a broad ecosystem of partners across all market segments. These partners include our network of business application publishers, integration developers, technology developers and implementation specialists, and value-added resellers. This network provides us with pre-sold customers as well as qualified leads through a variety of incentive programs. In some cases, providers purchase functionality from us for use by their customers, and we market our additional services to those end users. Additionally, we actively conduct programs to engage with state regulators, tax and accounting firms, payroll vendors, and financial services providers.

The majority of our mid-market sales are conducted via telephone, requiring few to no in-person interactions with customer prospects. We target prospects via an array of marketing automation strategies and tactics, including paid and unpaid digital advertising, content marketing, prospect database nurturing, and other automated outbound marketing activities. We also engage in awareness advertising activities using traditional print and electronic media.

We maintain a specialized sales force that sells into the enterprise market predominantly via telephone, but in some cases through in-person sales. These prospects have historically been concentrated in our fuel excise, communications, and compliance document management businesses, but we believe we have a significant and growing opportunity to sell our sales tax, use tax, VAT determination and returns, and cross-border classification and determination solutions into this market.

In addition to reaching highly targeted enterprise and mid-market prospects, our marketing investments and activities generate interest from large numbers of small businesses that also are burdened by transaction tax compliance requirements. Small business customers can purchase and configure smaller plans at lower price points through our self-service online marketplace without the involvement of our primary selling or customer onboarding teams. Additionally, we have established relationships with certain business application providers that target small businesses that have purchased our functionality for use by their customers and embedded our solutions into their offering. We believe serving small businesses is important because it expands our footprint and establishes customer relationships that may become more valuable to us over time as these customers grow, and also provides a potential barrier to entry from competitors that may seek to build market share by targeting the small business segment.

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

Our partner ecosystem consists of different types of relationships that provide us access to their customers and clients:

Integration Partners.  Our integration partners build integrations for business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. These integrations are designed to link the Avalara Compliance Cloud to business applications and share data relevant to transaction tax determination and compliance. Some of our integration partners are the actual publishers of the business applications, who work with us to provide transaction tax functionality to their customers through those applications. Other integration partners are independent software developers or resellers who we engage to build and maintain the integrations. In either case, the integration partners are paid a commission based on a percentage of the sales of our solutions that use the integration. In general, integration partners are paid a higher commission for the initial sale to a new customer and lower recurring commissions for renewal subscription terms.

Referral Partners.  Our referral partners refer new customers to us, and receive a commission based on a percentage of the first-year sales of our solutions to those new customers. Many referral partners are software resellers or other participants in the marketplace who have access to high quality new customer leads. Many of our integration partners also refer customers who have purchased their application and who need additional assistance with transaction taxes. Some professional service partners, as discussed below, can be an additional source of new customer referrals.

Avalara Included Partners.  Some of the publishers who build integrations to connect our solutions to their business applications also purchase our solutions from us to distribute to their customers, either as part of their offering or as an add-on to their application. For example, certain ecommerce platform providers purchase an AvaTax subscription so they can include sales tax determination as part of their offering to their retailer customers. We refer to these partners as Avalara Included Partners, and they provide our solutions to their customers either on a white label basis or as “powered by Avalara.” In either case, most Avalara Included Partners are also referral partners who refer their customers to us to purchase additional solutions, such as our returns or document management solutions.

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

Intellectual Property

We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, patent, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary and may also attempt to develop similar technology independently. Our means of protecting our proprietary rights may not be adequate.

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

In the course of selling products and services, retailers and other businesses often come into possession of credit card numbers and other personal information of consumers. Determining the transaction taxes owed by our customers involves providing our platform with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Our beverage alcohol business requires collection of personal information about certain individuals associated with each customer, as well as information regarding beverage alcohol product purchasers and recipients. Numerous local, regional, state, and national laws and regulations govern the collection, dissemination, use, and safeguarding of certain information that could be used to commit identity theft or fraud. Although most of the data that is provided to our solutions by our customers cannot be used to identify individual consumers, we may be subject to these laws in certain circumstances. Most states have also adopted data security breach laws that require notice to affected consumers of any security breach as to their personal information. In the event of a security breach, our compliance with these laws may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. Failures to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws, and the burdens and costs of complying with them, could increase in the future.

Employees and Culture

As of December 31, 2019, we had 2,601 full-time employees. Of these employees, 1,452 are based in the United States, 19 are based in Canada, 241 are in the United Kingdom and continental Europe, 749 are based in India, and 140 are based in Brazil. With the exception of Brazil, where collective bargaining agreements are commonplace, none of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

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

We have incurred significant operating losses since our inception, including net losses of $50.2 million, $75.6 million, and $64.1 million in 2019, 2018, and 2017, respectively. We had an accumulated deficit of $510.2 million as of December 31, 2019. Because the market for our solutions is not fully developed and is rapidly evolving, it is difficult for us to predict our results of operations. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, general macroeconomic conditions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems, regulatory or legislative changes, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Our revenue has grown rapidly, from $213.2 million in 2017, and $272.1 million in 2018, to $382.4 million in 2019. As our revenue base grows, we expect that our revenue growth rate will decline over time, and you should not rely on the revenue growth of any prior period as an indication of our future performance. This risk may increase with any future acquisition, particularly if the revenue growth rate of the acquired business has been lower than ours.

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

We currently derive a substantial portion of our revenue from subscriptions to our sales and use tax determination solution. We have added, and will continue to add, additional solutions to expand our offerings, but, at least in the near term, we expect to continue to derive the majority of our revenue from sales and use tax determination. As such, market acceptance of our sales and use tax determination solution is critical to our success. Demand for any of our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our solutions by existing and new customers, the timing of development and release of upgraded or new solutions on our platform, products and services introduced or upgraded by our competitors, pricing offered by our competitors, technological change, and growth or contraction in our addressable market. Revenue received as a certified provider in the Streamlined Sales Tax (“SST”) program also is subject to price negotiations with the SST Governing Board and its member states. If we are unable to meet customer demands to offer our sales and use tax determination solution in a manner that is effective and at a price that the market will accept, if SST payment rates were to decrease, or if we otherwise fail to achieve more widespread market acceptance of alternative solutions, our business, results of operations, financial condition, and growth prospects will suffer.

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

We have acquired a significant number of businesses, products, content (such as tax rate information), and technologies over the past several years, and we may acquire or invest in other businesses, products, content, or technologies in the future. Since 2014 we have acquired fuel and alcohol excise tax, lodging tax, communications tax, portions of European VAT, Brazil tax, cross-border transaction solutions, and artificial intelligence technology and expertise. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours, which may take time. Some of the challenges to successful integration of our acquisitions include:

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

The tax determination functions we perform for customers are complicated from a data management standpoint, time-sensitive, and dependent on the accuracy of the database of tax content underlying our solutions. Some of our processes are not fully automated, such as our process for monitoring updates to tax rates and rules, and even to the extent our processes are automated, our solutions are not proven to be without any possibility of errors. If we make errors in our customers’ tax determinations, or remit their tax payments late or not at all, our customers may be assessed interest and penalties. For example, as a certified provider in the Streamlined Sales Tax program we determine and remit sales taxes to certain states on behalf of our customers, and that agreement contains provisions detailing the circumstances under which we may become liable to member states in the event of delinquent payment of taxes. In a situation where the state is conducting a sales tax audit and our customer has declared bankruptcy or otherwise terminated operations before the appropriate documentation or tax liabilities have been remitted to the taxing jurisdiction, we could be held to be financially responsible for certain tax liabilities. For certain of our solutions, we guarantee the accuracy of the results or output provided by those solutions, and could be liable under such guarantee for up to 12 months’ service fees for those solutions in the event of an error that results in uncollected taxes, penalties, or interest. Although our agreements have disclaimers of warranties and limit our liability (beyond the amounts we agree to pay pursuant to our guarantee, if applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold us liable for these errors. Further, in some instances we have negotiated agreements with specific customers or assumed agreements in connection with our acquisitions that do not limit this liability or disclaim these warranties. Additionally, erroneous tax determinations could result in overpayments to taxing authorities that are difficult to reclaim from the applicable taxing authorities. Any history of erroneous tax determinations or failures to timely remit tax payments for our customers could also cause our reputation to be harmed, could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of customer renewals, and loss of competitive position. In addition, our errors and omissions insurance coverage may not cover all amounts claimed against us if such errors or failures occur. The financial and reputational costs associated with any erroneous tax determinations or failures to timely remit tax payments may be substantial and could harm our results of operations.

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

Following the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., upholding South Dakota’s economic nexus law, many states have begun requiring out-of-state retailers to collect sales taxes. Many states also have adopted or are considering marketplace facilitator laws that shift the burden of tax collection to online marketplaces. There also has been consideration of federal legislation related to taxation of interstate sales, which, if enacted into law, would place guidelines or restrictions on states’ authority to require online and other out of state merchants to collect and remit sales and use tax on products and services that they may sell. Similar issues exist outside of the United States, where the application of value-added taxes or other indirect taxes on online retailers is uncertain and evolving. The effect of changes in tax laws and regulations is uncertain and dependent on a number of factors. Depending on the content of any sales tax legislation, the role of third-party compliance vendors may change, we may need to invest substantial amounts to modify our solutions or our business model, we could see a decrease in demand, we could see new competitors enter the market, or we could be negatively impacted by such legislation in a way not yet known.

Cybersecurity, data security, and data privacy breaches may create liability for us, damage our reputation, and harm our business.

As a cloud-based business, we face risks of cyber-attacks, computer break-ins, theft, misuse, denial-of-service attacks, and other improper activity that could jeopardize the performance of our platform and solutions and expose us to financial and reputational harm. Such harm could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems, or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments and may result from accidental events (such as human error) or deliberate attacks. In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Our network of business application providers could also be a source of vulnerability to the extent their business applications interface with ours, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

Our customers provide us with information that our solutions store, some of which is confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, social-engineering attacks, computer break-ins, theft, and other improper activity. Threats to our information technology security can take various forms, including viruses, worms, and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Non-technical means, for example, actions or omissions by an employee, can also result in a security breach. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business.

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

We rely on computer hardware purchased or leased from, software licensed from, content licensed from, and services provided by a variety of third parties to offer our solutions, including database, operating system, virtualization software, tax requirement content, and geolocation content and services. Any errors, bugs, or defects in third-party hardware, software, content, or services could result in errors or a failure of our solutions, which could harm our business. For example, in the past, we experienced a period of higher than usual latency and outages that impacted some customers resulting from a third-party provider data center infrastructure failure. In the future, we might need to license other hardware, software, content, or services to enhance our solutions and meet evolving customer requirements. Any inability to use hardware or software could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our products until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

We rely upon data centers and other systems and technologies provided by third parties to operate our business, and interruptions or performance problems with these centers, systems, and technologies may adversely affect our business and operating results.

We rely on data centers and other technologies and services provided by third parties in order to operate our business. We currently operate both physical data centers supported by Equinix and cloud data centers supported by Amazon Web Services (“AWS”) and Microsoft Azure. If any of our data centers become unavailable or otherwise are unable to serve our requirements, there could be a failover recovery latency.

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

Most of our current cloud service infrastructure is run on AWS and neither AWS nor our other data center providers are obligated to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost-effective manner should the need arise. If we are unable to renew our agreements with any of our data center providers on commercially reasonable terms, or if in the future we add data center facility providers, we may face additional costs or expenses or downtime, which could harm our business.

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

Determining the transaction taxes owed by our customers involves providing our platform with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Numerous federal, state, and local laws and regulations govern the collection, dissemination, use, and safeguarding of certain personal information. Additional laws and regulations have been proposed or enacted that would impose new requirements with respect to personal information. Although most of the data that is provided to our services by our customers cannot be used to identify individual consumers, we are subject to these laws in certain circumstances. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, imposes restrictions on companies’ use of personal data. Most states have also adopted data security breach laws that require notice be given to affected consumers in the event of a security breach. In the event of a security breach, our compliance with these laws may subject us to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. A failure on our part to safeguard consumer data adequately or to destroy data securely would subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal or state data security or unfair practices or consumer protection laws. If federal or state regulators were to expand their enforcement activities, or change their interpretation of the applicability of these laws, or if new laws regarding privacy and protection of consumer data were to be adopted, the burdens and costs of complying with them could increase significantly, harming our results of operations and possibly the manner in which we conduct our business.

As our business increasingly involves dealings with foreign customers or compliance with foreign tax regimes, we also are subject to data security and privacy protection requirements in foreign jurisdictions. For example, the European Union (the E.U.) adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. This regulation requires certain operational changes for companies that receive or process personal data of residents of the E.U. and includes significant penalties for non-compliance. Moreover, Brazil’s General Data Protection Law will impose detailed rules for the collection, use, processing, and storage of personal data in Brazil when it becomes effective in August 2020. In addition, on December 11, 2019, India’s Minister for Electronics and Information Technology introduced an updated draft of its personal data protection bill in India’s lower house of Parliament. Other governmental authorities around the world are considering implementing similar types of legislative and regulatory proposals concerning data protection. We may incur significant costs to comply with these mandatory privacy and security standards.

Economic conditions and regulatory changes resulting from the United Kingdom’s exit from the European Union could adversely affect our business, financial condition, and results of operations.

On January 31, 2020, the United Kingdom (the U.K.) exited from the E.U., commonly referred to as “Brexit.” The impact of Brexit is uncertain, but it has the potential to significantly disrupt the free movement of goods, services, and people between the U.K., the E.U., and other nations, increase legal and regulatory complexities, increase costs of conducting business in Europe, and lead to global economic uncertainty. Because we have based our European operations in the U.K., any of these effects of Brexit, among others, could adversely affect our financial position, results of operations, or cash flows.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, which could harm our business, results of operations, financial condition, and prospects.

From time to time, we may need to engage in equity or debt financings. The success of any future financing efforts depends on many factors outside of our control, including market forces, investment banking trends, and demand by investors. We may not be successful in raising additional capital on favorable terms when we require it. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may suffer.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $651.9 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

As of December 31, 2019, there were 7,393,023 shares of common stock issuable upon vesting and exercise of outstanding options and vesting of outstanding RSUs. In connection with our initial public offering (“IPO”), we filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock issued or reserved for issuance under our equity compensation plans and agreements. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable securities laws and applicable vesting requirements. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources, and such costs and demands may increase further. The Exchange Act requires, among other things, that we timely file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act also requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Significant resources and management oversight will be required to improve and maintain our disclosure controls and procedures and internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we already have hired additional employees to comply with these requirements, we may need to hire more employees or engage outside consultants to comply with these requirements, increasing our costs and expenses.

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

We have identified a material weakness in our internal controls over financial reporting that led to several significant deficiencies and have identified a material weakness and significant deficiencies in the past.  If we fail to remediate this material weakness and related significant deficiencies or if we experience additional material weaknesses in the future or fail to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.

We identified a material weakness due to a lack of adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards.  This material weakness led to the following individual significant deficiencies:

•	Design and implementation of controls over a portion of the underlying data used to derive the accounting entries related to the adoption of ASC 606;
•	Design and implementation of control activities to address changes in ongoing revenue and deferred commission accounting following the adoption of ASC 606;
•	Design and implementation of controls related to the enforcement of segregation of duties in key areas of financial reporting, including sales order pricing and approvals; and
•	Operating effectiveness of controls related to the review of manual journal entries.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate this material weakness and significant deficiencies or to avoid potential future material weaknesses or significant deficiencies. Moreover, we cannot be certain that we will not in the future have additional material weaknesses or significant deficiencies in our internal controls over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems we have developed to date have not been fully tested, and they may not be adequate. Accordingly, there could continue to be a reasonable possibility that the material weakness we have identified or other material weaknesses or deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential action by the SEC against us, shareholder lawsuits, delisting of our stock, and general damage to our reputation.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. In addition, our ability to pay dividends on our capital stock may be prohibited or limited by the terms of future debt financing arrangements.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Seattle, Washington, where we occupy approximately 133,554 square feet of office space under a lease that expires in 2028. We maintain additional offices in the United States, Canada, United Kingdom, Belgium, Brazil, and India.

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

Holders

As of December 31, 2019, we had 129 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with that of the S&P 500 Index and the RDG Software Composite. The period shown commences on June 15, 2018, and ends on December 31, 2019, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on June 15, 2018. The stock price performance graph is not necessarily indicative of future price performance.

	Base Period
Company/Index:	6/15/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Avalara, Inc.	$100.00	$118.76	$77.73	$69.31	$124.14	$160.66	$149.73	$163.00
S&P 500	100.00	100.62	108.37	93.72	106.51	111.10	112.98	123.23
RDG Software Composite	100.00	99.54	114.41	99.76	119.86	129.69	128.15	142.12

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We derived the following selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2016, and the selected consolidated balance sheet data as of December 31, 2017, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read together with the financial statements and the related notes to those statements, as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2019		2018	2017	2016
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands, except for per share data)
Revenue:
Subscription and returns	$355,181	$355,925	$254,056	$199,942	$154,967
Professional services	27,240	27,082	18,042	13,217	12,459
Total revenue	382,421	383,007	272,098	213,159	167,426
Cost of revenue:
Subscription and returns	97,824	97,824	66,556	48,849	41,307
Professional services	17,475	17,475	12,093	9,128	7,206
Total cost of revenue(1)	115,299	115,299	78,649	57,977	48,513
Gross profit	267,122	267,708	193,449	155,182	118,913
Operating expenses:
Research and development(1)	82,442	82,442	51,909	41,264	32,848
Sales and marketing(1)	168,634	187,783	168,817	133,794	103,483
General and administrative(1)	71,918	71,918	39,603	34,286	36,875
Restructuring charges	—	—	—	752	—
Goodwill impairment	—	—	9,174	8,418	—
Total operating expenses	322,994	342,143	269,503	218,514	173,206
Operating loss	(55,872)	(74,435)	(76,054)	(63,332)	(54,293)
Total other (income) expense, net	(6,613)	(6,613)	472	2,013	2,955
Loss before income taxes	(49,259)	(67,822)	(76,526)	(65,345)	(57,248)
Provision for (benefit from) income taxes	955	955	(976)	(1,219)	640
Net loss	$(50,214)	$(68,777)	$(75,550)	$(64,126)	$(57,888)
Net loss attributable to common shareholders - basic and diluted(2)	$(50,214)	$(68,777)	$(75,550)	$(64,126)	$(57,888)
Net loss per share attributable to common shareholders - basic and diluted(2)	$(0.68)	$(0.94)	$(1.95)	$(11.39)	$(5.69)
Weighted average shares of common stock outstanding - basic and diluted(2)	73,345	73,345	38,692	5,632	11,265

Non-GAAP Financial Data
Non-GAAP operating loss(3)	$(14,383)	$(18,563)	$(44,971)	$(37,425)	$(41,107)
Free cash flow(4)	12,206	12,206	(18,545)	(17,496)	(28,356)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$3,122	$1,665	$976	$856
Research and development	6,666	3,179	2,391	1,265
Sales and marketing	8,736	5,492	3,789	2,209
General and administrative	15,825	5,585	4,601	3,782
Total stock-based compensation	$34,349	$15,921	$11,757	$8,112

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$4,854	$4,020	$3,717	$3,244
Research and development	—	—	—	—
Sales and marketing	2,271	1,951	1,913	1,706
General and administrative	15	17	102	124
Total amortization of acquired intangibles	$7,140	$5,988	$5,732	$5,074

(2)

See Note 14 of the notes to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net loss per share attributable to common shareholders and the weighted-average number of shares used in the computation of the per share amounts.

(3)

We calculate non-GAAP operating loss as operating loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments. For more information about non-GAAP operating loss and a reconciliation of non-GAAP operating loss to operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP, see “Use and Reconciliation of Non-GAAP Financial Measures”.

(4)

We define free cash flow as net cash (used in) provided by operating activities less cash used for the purchase of property and equipment. For more information about free cash flow and a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Use and Reconciliation of Non-GAAP Financial Measures”.

	As of December 31,
	2019		2018	2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$466,950	$466,950	$142,322	$14,075
Working capital (excluding deferred revenue)	455,347	452,446	146,886	7,998
Total assets	807,267	770,032	322,932	178,812
Deferred revenue (current and noncurrent)	161,241	175,386	134,653	92,231
Credit facility (current and noncurrent)	—	—	—	39,465
Total liabilities	343,545	352,493	213,379	201,483
Convertible preferred stock	—	—	—	370,921
Total shareholders’ equity (deficit)	463,722	417,539	109,553	(393,592)

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

We sell our solutions primarily through our sales force, which focuses on selling to qualified leads provided by our marketing efforts and by partner referrals. Our marketing investments and related activities generate awareness from many businesses, both large and small, and enhance communications with our existing customers. We focus on maintaining and expanding our partner network, which has been an essential part of our growth. We continue to increase the available number of partner integrations, which are designed to link our tax compliance solutions to a wide variety of business applications, including accounting, ERP, ecommerce, POS, recurring billing, and CRM systems. Partners also improve our sales efficiency by bringing us qualified leads and provide for a better onboarding process and customer experience.

During 2019, we continued to benefit from the adoption of economic nexus legislation by many U.S. states following the June 2018 U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., which requires certain out-of-state retailers to collect and remit sales taxes on sales into South Dakota. Since that decision, many U.S. states have adopted similar economic nexus legislation. These developments have increased awareness of transaction tax issues and increased the sense of urgency among many businesses to comply with new laws. We believe we are well-positioned to continue to benefit from these changes in 2020 and beyond.

During 2019, we continued our acquisition strategy to provide new solutions and expand our market opportunity. We acquired a provider of U.S. compliance services, technology, and software to the beverage alcohol industry, an artificial intelligence company to expand and maintain our tax content database, and a provider of Harmonized System classifications and outsourced customs brokerage support services to expand our cross-border solutions. In addition to acquisitions, we continued to invest organically by devoting significant resources to continuous improvement of our existing solutions, by adding new features and functionalities, building technology to support new content, and improving our customers’ experience with our products. We expect to continue to make significant investments, both organically and through acquisitions, to gain new and relevant content, technology, and expertise that best serve the transaction tax needs of our customers. We also will continue making significant investments to improve our existing solutions and customer experience.

Total revenue for 2019 was $382.4 million, an increase of 41% from $272.1 million in 2018. Most of our revenue comes from subscriptions and returns, with approximately 93% in both 2019 and 2018. Our revenue growth was attributable to adding new customers and expanding service offerings to existing customers. While only 6% of total revenue for 2019 was generated outside the U.S., we are aggressively targeting and investing internationally, including in Europe and Latin America.

We added approximately 2,890 core customers during 2019 and delivered a net revenue retention rate of 111% on average over the past four quarters. We use core customers, which represent more than 80% of our total revenue, as a metric to focus our customer count reporting on the mid-market segment, which is our primary market. We use net revenue retention rate to reflect the stability of our revenue base and to provide insight into our ability to grow existing customer revenues.

Despite improved revenue during 2019, our gross margin declined to 70% compared to 71% in 2018. The decline in gross margin was due primarily to higher software hosting costs and, to a lesser extent, higher costs to support our international products and operations.

Operating expenses increased to $323.0 million in 2019 from $269.5 million in 2018, as we continued to make significant investments in our future growth. Sales and marketing expenses were $168.6 million in 2019, or 44% of total revenue, compared to $168.8 million in 2018, or 62% of total revenue. The decrease in sales and marketing expenses as a percentage of revenue in 2019 is partially due to the deferral of sales commission and partner commission expense resulting from our adoption of ASC 606. Excluding these deferrals, sales and marketing expenses were $187.8 million, or 49% of total revenue during 2019, reflecting strong improvement in our sales and marketing efficiency from the prior year.

Operating loss was $55.9 million during 2019 compared to an operating loss of $76.1 million during 2018. Our net loss was $50.2 million during 2019 compared to a net loss of $75.6 million during 2018. Operating loss decreased during 2019 due primarily to the deferral of sales and partner commission expenses of $19.1 million. In addition to the benefit to our operating loss from deferred commissions, our net loss in 2019 included $6.0 million of interest income, compared to $1.6 million in 2018.

Non-GAAP operating loss, excluding the benefit from deferred commissions, was $32.9 million during 2019 compared to non-GAAP operating loss of $45.0 million during 2018. During 2019, we generated positive free cash flow of $12.2 million compared to negative free cash flow of $18.5 million in 2018. See the section titled “Use and Reconciliation of Non-GAAP Financial Measures” for more information about our non-GAAP financial measures.

In June 2019, we completed a follow-on public offering of our common stock and sold 4.1 million shares for net proceeds of $274.7 million. As of December 31, 2019, we had no borrowings outstanding. We ended the year with $467.0 million of cash and cash equivalents. We believe our strong balance sheet positions us well to continue to make additional investments to grow and expand both our products and services, along with the customers we serve.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Number of core customers (as of end of period)	11,960	11,240	10,430	9,700	9,070	8,490	8,080	7,760
Net revenue retention rate	111%	113%	111%	107%	108%	105%	108%	109%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of December 31, 2019 and 2018, we had approximately 11,960 and 9,070 core customers, respectively. In 2019, our core customers represented more than 80% of our total revenue.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 111% on average for the four quarters ended December 31, 2019.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 93%, 93%, and 94% of our revenue for 2019, 2018, and 2017, respectively.

Subscription and Returns Revenue.  Subscription and returns revenue primarily consists of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers primarily purchase tax return preparation on a subscription basis for an allotted number of returns.

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

We adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis. The new revenue recognition standard impacts the way we recognize subscription and returns revenues related to non-refundable upfront fees charged to new customers. See Note 2 in the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

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

Costs and Expenses

Cost of Revenue.  Cost of revenue consists of costs related to providing the Avalara Compliance Cloud and supporting our customers and includes employee-related expenses, including salaries, benefits, bonuses, and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, tax content maintenance, and certain services provided by third parties. Cost of revenue also includes allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as acquired technology from acquisitions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth, including through acquisitions, which we expect to result in higher cost of revenue in absolute dollars.

Research and Development.  Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers and other independent contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. Research and development expenses also include allocated costs for certain information technology and facility expenses, along with depreciation of equipment.

We devote substantial resources to enhancing and maintaining the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, as well as integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer databases from acquisitions.

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year we set group and individual sales targets. Sales commissions are generally earned based on achievement against these targets.

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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars as we continue to expand our business. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses. Because we began to defer a portion of the sales and partner commission costs in 2019, our sales and marketing expense will not be comparable to prior periods in which we expensed these costs.

General and Administrative.  General and administrative expenses consist primarily of employee-related expenses for administrative, finance, information technology, legal, and human resources staff, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.

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

Results of Operations

The comparability of periods covered by our financial statements is impacted by acquisitions and the impact of the adoption of new accounting standards. In May 2018, we acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties). In January 2019, we acquired substantially all the assets of Compli and in February 2019, we acquired substantially all the assets of Indix. In July 2019, we acquired substantially all the assets of Portway. We adopted the new revenue recognition standard ASC 606 effective January 1, 2019 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2019, which are reported in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the year ended December 31, 2019 and included financial results during 2019 under ASC 605 for comparison to the prior year. See Note 2 to the accompanying notes to the consolidated financial statements for additional information related to our adoption of the new revenue recognition standard.

The following sets forth our results of operations for the periods presented.

	For the Year Ended December 31,
	2019			2018	2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$355,181	$744	$355,925	$254,056	$199,942
Professional services	27,240	(158)	27,082	18,042	13,217
Total revenue	382,421	586	383,007	272,098	213,159
Cost of revenue:
Subscription and returns	97,824	—	97,824	66,556	48,849
Professional services	17,475	—	17,475	12,093	9,128
Total cost of revenue(1)	115,299	—	115,299	78,649	57,977
Gross profit	267,122	586	267,708	193,449	155,182
Operating expenses:
Research and development(1)	82,442	—	82,442	51,909	41,264
Sales and marketing(1)	168,634	19,149	187,783	168,817	133,794
General and administrative(1)	71,918	—	71,918	39,603	34,286
Restructuring charges	—	—	—	—	752
Goodwill impairment	—	—	—	9,174	8,418
Total operating expenses	322,994	19,149	342,143	269,503	218,514
Operating loss	(55,872)	(18,563)	(74,435)	(76,054)	(63,332)
Total other (income) expense, net	(6,613)	—	(6,613)	472	2,013
Loss before income taxes	(49,259)	(18,563)	(67,822)	(76,526)	(65,345)
Provision for (benefit from) income taxes	955	—	955	(976)	(1,219)
Net loss	$(50,214)	$(18,563)	$(68,777)	$(75,550)	$(64,126)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$3,122	$1,665	$976
Research and development	6,666	3,179	2,391
Sales and marketing	8,736	5,492	3,789
General and administrative	15,825	5,585	4,601
Total stock-based compensation	$34,349	$15,921	$11,757

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$4,854	$4,020	$3,717
Research and development	—	—	—
Sales and marketing	2,271	1,951	1,913
General and administrative	15	17	102
Total amortization of acquired intangibles	$7,140	$5,988	$5,732

The following sets forth our results of operations as a percentage of our total revenue for the periods presented.

	For the Year Ended December 31,
	2019		2018	2017
	As Reported (ASC 606)	Without Adoption (ASC 605)	As Reported (ASC 606)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	93%	94%
Professional services	7%	7%	7%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	26%	26%	24%	23%
Professional services	5%	5%	4%	4%
Total cost of revenue	30%	30%	29%	27%
Gross profit	70%	70%	71%	73%
Operating expenses:
Research and development	22%	22%	19%	19%
Sales and marketing	44%	49%	62%	63%
General and administrative	19%	19%	15%	16%
Restructuring charges	0%	0%	0%	0%
Goodwill impairment	0%	0%	3%	4%
Total operating expenses	84%	89%	99%	103%
Operating loss	(15)%	(19)%	(28)%	(30)%
Total other (income) expense, net	(2)%	(2)%	0%	1%
Loss before income taxes	(13)%	(18)%	(28)%	(31)%
Provision for (benefit from) income taxes	0%	0%	0%	(1)%
Net loss	(13)%	(18)%	(28)%	(30)%

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

Revenue

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Revenue:
Subscription and returns	$355,181	$744	$355,925	$254,056	40%	40%
Professional services	27,240	(158)	27,082	18,042	51%	50%
Total revenue	$382,421	$586	$383,007	$272,098	41%	41%

ASC 606 total revenue for the year ended December 31, 2019 increased $110.4 million, or 41%, compared to the year ended December 31, 2018. ASC 606 total revenue for the year ended December 31, 2019 was $382.4 million compared to ASC 605 total revenue of $383.0 million for the same period. ASC 605 total revenue for the year ended December 31, 2019 increased by $110.9 million, or 41%, compared to the year ended December 31, 2018. ASC 605 subscription and returns revenue for the year ended December 31, 2019 increased by $101.9 million, or 40%, compared to the year ended December 31, 2018. ASC 605 professional services revenue for the year ended December 31, 2019 increased by $9.0 million, or 50%, compared to the year ended December 31, 2018.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total ASC 605 revenue for the year ended December 31, 2019 compared to the same period of 2018, was due primarily to $56.3 million from existing U.S. customers, $31.1 million from new U.S. customers, $9.8 million from SST revenue growth, $6.6 million attributable to revenue growth in our international operations, $4.9 million from acquisitions made during 2019, and $2.2 million of revenue growth from interest earned on funds held for customers. Currently a small component of our total revenue, we offer SST services to businesses that are registered to participate in the program. Because we generally provide SST services at no cost to the seller, we earn a fee from the participating state and local governments based on a percentage of sales tax reported and paid.

Cost of Revenue

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Cost of revenue
Subscription and returns	$97,824	$—	$97,824	$66,556	47%	47%
Professional services	17,475	—	17,475	12,093	45%	45%
Total revenue	$115,299	$—	$115,299	$78,649	47%	47%

Cost of revenue for the year ended December 31, 2019 increased by $36.7 million, or 47%, compared to the year ended December 31, 2018. The increase in cost of revenue in absolute dollars was due primarily to an increase of $18.9 million in employee-related costs from higher headcount, an increase of $6.7 million in software hosting costs, an increase of $4.5 million in allocated overhead cost, an increase of $4.1 million in outside services expenses, an increase of $0.8 million in amortization expense from acquired intangible assets, and an increase of $0.6 million in third-party purchased software costs.

Excluding the impact of our Portway acquisition, cost of revenue headcount increased approximately 47% from December 31, 2018 to December 31, 2019 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $15.2 million increase in salaries and benefits, a $2.0 million increase in compensation expense related to our bonus plans, and a $1.5 million increase in stock-based compensation expense. Outside services expenses increased due primarily to third-party costs associated with Avalara Licensing, a service we began providing in the third quarter of 2018 and, to a lesser extent, the use of third-party consulting firms to support service offerings in our international operations. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher compared to the prior period. Software costs increased due primarily to additional investment in enhancing and monitoring our customer production environment.

Gross Profit

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Gross profit
Subscription and returns	$257,357	$744	$258,101	$187,500	37%	38%
Professional services	9,765	(158)	9,607	5,949	64%	61%
Total gross profit	$267,122	$586	$267,708	$193,449	38%	38%
Gross margin
Subscription and returns	72%		73%	74%
Professional services	36%		35%	33%
Total gross margin	70%		70%	71%

ASC 606 total gross profit for the year ended December 31, 2019 increased $73.7 million, or 38%, compared to the year ended December 31, 2018. ASC 605 total gross profit for the year ended December 31, 2019 increased $74.3 million, or 38%, compared to the year ended December 31, 2018. Total gross margin was 70% for the year ended December 31, 2019 compared to 71% for the same period of 2018.

Research and Development

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Research and development	$82,442	$—	$82,442	$51,909	59%	59%

Research and development expenses for the year ended December 31, 2019 increased $30.5 million, or 59%, compared to the year ended December 31, 2018. The increase was due primarily to an increase of $25.9 million in employee-related costs from higher headcount, an increase of $2.9 million in allocated overhead cost, and an increase of $1.1 million in third-party purchased software costs.

Research and development headcount increased approximately 70% from December 31, 2018 to December 31, 2019. Employee-related costs increased due primarily to a $16.0 million increase in salaries and benefits, a $4.6 million increase in compensation expense related to our bonus plans, a $3.5 million increase in stock-based compensation expense, and a $0.9 million increase in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and data privacy tools.

Sales and Marketing

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Sales and marketing	$168,634	$19,149	$187,783	$168,817	0%	11%

Sales and marketing expenses for the year ended December 31, 2019 decreased $0.2 million compared to the year ended December 31, 2018. ASC 606 sales and marketing expense for the year ended December 31, 2019 was $168.6 million compared to ASC 605 sales and marketing expense of $187.8 million for the same period. The difference of $19.1 million relates to the deferral of sales commissions costs and partner commission costs under ASC 606. All of our sales commission and partner commission costs were expensed as incurred under ASC 605.

ASC 605 sales and marketing expenses for the year ended December 31, 2019 increased $19.0 million, or 11%, compared to the year ended December 31, 2018. The increase was due primarily to an increase of $9.0 million in employee-related costs, an increase of $7.3 million for partner commission expense, an increase of $2.2 million in allocated overhead cost, and an increase of $1.4 million in marketing campaign expenses, partially offset by a decrease in outside services expenses of $1.3 million.

Sales and marketing headcount increased approximately 21% from December 31, 2018 to December 31, 2019. Employee-related costs increased due primarily to a $8.0 million increase in salaries and benefits, a $3.2 million increase in stock-based compensation expense, a $1.7 million increase in employer payroll tax expense on employee stock transactions, and a $1.6 million increase in compensation expense related to our bonus plans, partially offset by a $5.0 million decrease in sales commissions expense, and a $1.3 million decrease in contract and temporary employee costs. Sales commissions expense decreased due to lower average commission rates compared to 2018, which offset increases from strong sales-related activity. Our average commission rates were higher in the prior year due in part to a greater percentage of eligible sales personnel exceeding their annual sales targets. ASC 605 sales commission expense was $30.2 million for the year ended December 31, 2019 compared to $35.2 million for the year ended December 31, 2018. Partner commission expense increased due primarily to higher sales and an increase in the proportion of sales eligible for partner commissions, including new sales which generally earn a higher commission rate compared to renewal sales. ASC 605 partner commission expense was $29.0 million for the year ended December 31, 2019 compared to $21.7 million for the year ended December 31, 2018. Marketing campaign expenses increased due to an increase in our discretionary spending on customer events and lead generation activities. Outside services expenses decreased due to a reduction in our discretionary spending with external advertising and marketing agencies.

General and Administrative

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
General and administrative	$71,918	$—	$71,918	$39,603	82%	82%

General and administrative expenses for the year ended December 31, 2019 increased $32.3 million, or 82%, compared to the year ended December 31, 2018. The increase was due primarily to an increase of $25.2 million in employee-related costs, a $5.5 million increase in outside service expenses, a $1.8 million increase in bad debt expense, a $1.3 million increase in merchant fees, and a $0.7 million increase in insurance costs, partially offset by a decrease of $3.2 million in allocated overhead cost.

General and administrative headcount increased 46% from December 31, 2018 to December 31, 2019. Employee-related costs increased due primarily to a $10.2 million increase in stock-based compensation expense, a  $7.6 million increase in salaries and benefits, a $3.3 million increase in compensation expense related to our bonus plans, and a $2.7 million increase in employer payroll tax expense on employee stock transactions. Outside services expenses increased due to higher audit and internal control compliance costs and higher costs from external recruiters for job search and placement fees. Bad debt expense increased due primarily to higher U.S. customer bankruptcies and insolvencies and aging of trade receivables in our European operations. Merchant fees, which are credit card processing fees, increased due to increased payment activity from customers transitioning to our auto-payment program. Insurance costs have increased from the prior period as a result of being a public company for all of 2019.

Goodwill Impairment

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Goodwill impairment	$—	$—	$—	$9,174	-100%	-100%

A goodwill impairment charge of $9.2 million was recorded in 2018 related to our Brazilian operations. There were no goodwill impairment charges incurred in the year ended December 31, 2019.

Total Other (Income) Expense, Net

	For the Year Ended December 31,
	2019			2018	$ Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Other (income) expense, net
Interest income	$(6,037)	$—	$(6,037)	$(1,553)	$(4,484)	$(4,484)
Interest expense	289	—	289	2,608	(2,319)	(2,319)
Other (income) expense, net	(865)	—	(865)	(583)	(282)	(282)
Total other (income) expense, net	$(6,613)	$—	$(6,613)	$472	$(7,085)	$(7,085)

Total other income for the year ended December 31, 2019 was $6.6 million compared to $0.5 million of other expense for the year ended December 31, 2018. Interest income increased due to interest earned on investing our public offering cash proceeds. Interest expense decreased due to having no outstanding borrowings during the year ended December 31, 2019. We discuss borrowings under “Liquidity and Capital Resources” below. Other (income) expense, net was $0.9 million other income in the year ended December 31, 2019 compared to $0.6 million of other income in the year ended December 31, 2018, primarily due to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the year ended December 31, 2019, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Indix, resulting in other income of $1.7 million, partially offset by an increase in the carrying value of the earnout liabilities for our acquisitions of Compli and Portway, which resulted in other expense of $0.6 million. The fair value of the Indix acquisition earnout liability decreased at December 31, 2019, from the fair value at acquisition in February 2019, due primarily to the last three earnout milestones, which are nonfinancial, being more difficult to complete within the required timeframe than initially assessed. During the year ended December 31, 2018, the adjustments to fair value decreased the carrying value of the earnout liabilities for prior acquisitions, resulting in other income of $0.4 million.

Provision for (Benefit from) Income Taxes

	For the Year Ended December 31,
	2019			2018	% Change
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported	Without Adoption
	(dollars in thousands)
Provision for (benefit from) income taxes	$955	$—	$955	$(976)	-198%	-198%

The provision for income taxes for the year ended December 31, 2019 was $1.0 million compared to a benefit from income taxes of $1.0 million for the year ended December 31, 2018. The effective income tax rate was 1.9% for the year ended December 31, 2019 compared to a benefit of 1.3% for the year ended December 31, 2018. For the year ended December 31, 2019, the income tax expense related primarily to foreign tax jurisdictions. The income tax benefit for the year ended December 31, 2018 was due primarily to the determination that indefinite lived goodwill would provide a source of income to realize indefinite lived deferred tax assets, resulting in a tax benefit of $0.9 million.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in 2019. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

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

A goodwill impairment charge of $9.2 million was recorded in 2018 and a $8.4 million goodwill impairment charge was recorded in 2017, both of which related to our Brazilian operations (see Note 7 of the notes to our consolidated financial statements). There were no restructuring charges incurred in the year ended December 31, 2018, compared to $0.8 million incurred in the year ended December 31, 2017. We incurred restructuring charges in the third quarter of 2017 associated with the closure of our Overland Park office, including termination benefits and other reorganization costs, primarily associated with integrating operations.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the periods presented as well as the percentage of total revenue that each line item represented for each quarter. In management’s opinion, the data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report and reflect all necessary adjustments, consisting of normal recurring adjustments and the immaterial errors described below, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following quarterly financial data should be read in conjunction with our audited financial statements and related notes included elsewhere in this report.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands, except per share data)
Revenue:
Subscription and returns	$99,956	$91,986	$85,008	$78,231	$71,730	$64,611	$59,845	$57,870
Professional services	7,671	6,539	6,291	6,739	5,193	5,308	4,034	3,507
Total revenue	107,627	98,525	91,299	84,970	76,923	69,919	63,879	61,377
Cost of revenue:
Subscription and returns	28,287	25,621	22,938	20,978	18,572	17,330	15,837	14,817
Professional services	4,592	4,157	4,397	4,329	3,700	2,906	2,795	2,692
Total cost of revenue(2)	32,879	29,778	27,335	25,307	22,272	20,236	18,632	17,509
Gross profit	74,748	68,747	63,964	59,663	54,651	49,683	45,247	43,868
Operating expenses:
Research and development(2)	25,619	21,871	18,996	15,956	13,577	13,285	12,428	12,619
Sales and marketing(1)(2)	46,310	41,263	41,742	39,319	49,630	41,276	40,604	37,307
General and administrative(2)	18,154	20,511	18,019	15,234	10,816	10,235	9,341	9,211
Goodwill impairment	—	—	—	—	—	9,174	—	—
Total operating expenses	90,083	83,645	78,757	70,509	74,023	73,970	62,373	59,137
Operating loss	(15,335)	(14,898)	(14,793)	(10,846)	(19,372)	(24,287)	(17,126)	(15,269)
Total other (income) expense, net	(3,342)	(1,935)	(728)	(608)	(789)	(93)	526	828
Loss before income taxes	(11,993)	(12,963)	(14,065)	(10,238)	(18,583)	(24,194)	(17,652)	(16,097)
Provision for (benefit from) income taxes	326	341	172	116	(151)	(91)	114	(848)
Net loss	$(12,319)	$(13,304)	$(14,237)	$(10,354)	$(18,432)	$(24,103)	$(17,766)	$(15,249)
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.17)	$(0.20)	$(0.15)	$(0.28)	$(0.36)	$(1.24)	$(2.47)
Weighted average shares of common stock outstanding, basic and diluted	77,147	76,156	71,568	68,381	66,654	66,590	14,383	6,170

(1)

In preparing our 2019 annual financial statements, we discovered an immaterial error in recording deferred sales commissions for the first three quarters of 2019 impacting our previously reported quarterly financial results. We have presented the corrected quarterly consolidated statements of operations data and percentage of total revenue that each line item represented for each of the first three quarters of 2019 as presented below. The correction to sales commission expense resulted in additional sales and marketing expenses of $1.1 million, $1.1 million, and $0.9 million for each of the three-month periods ended March 31, 2019, June 30, 2019, and September 30, 2019, respectively.

(2)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Cost of revenue	$845	$828	$708	$741	$484	$508	$377	$296
Research and development	1,966	1,781	1,627	1,292	908	906	784	581
Sales and marketing	2,325	2,135	2,107	2,169	1,818	1,589	1,040	1,045
General and administrative	3,307	5,178	4,982	2,358	1,300	1,334	1,363	1,588
Total stock-based compensation	$8,443	$9,922	$9,424	$6,560	$4,510	$4,337	$3,564	$3,510

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Cost of revenue	$1,219	$1,235	$1,230	$1,170	$1,114	$1,121	$887	$898
Research and development	—	—	—	—	—	—	—	—
Sales and marketing	618	605	543	505	468	474	507	502
General and administrative	4	4	4	3	—	—	7	10
Total amortization of acquired intangibles	$1,841	$1,844	$1,777	$1,678	$1,582	$1,595	$1,401	$1,410

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenue:
Subscription and returns	93%	93%	93%	92%	93%	92%	94%	94%
Professional services	7%	7%	7%	8%	7%	8%	6%	6%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	26%	26%	25%	25%	24%	25%	25%	24%
Professional services	4%	4%	5%	5%	5%	4%	4%	4%
Total cost of revenue	31%	30%	30%	30%	29%	29%	29%	29%
Gross profit	69%	70%	70%	70%	71%	71%	71%	71%
Operating expenses:
Research and development	24%	22%	21%	19%	18%	19%	19%	21%
Sales and marketing	43%	42%	46%	46%	65%	59%	64%	61%
General and administrative	17%	21%	20%	18%	14%	15%	15%	15%
Goodwill impairment	0%	0%	0%	0%	0%	13%	0%	0%
Total operating expenses	84%	85%	86%	83%	96%	106%	98%	96%
Operating loss	(14)%	(15)%	(16)%	(13)%	(25)%	(35)%	(27)%	(25)%
Total other (income) expense, net	(3)%	(2)%	(1)%	(1)%	(1)%	0%	1%	1%
Loss before income taxes	(11)%	(13)%	(15)%	(12)%	(24)%	(35)%	(28)%	(26)%
Provision for (benefit from) income taxes	0%	0%	0%	0%	0%	0%	0%	(1)%
Net loss	(11)%	(14)%	(16)%	(12)%	(24)%	(34)%	(28)%	(25)%

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands)
Non-GAAP Financial Data:
Free cash flow(1)
Net cash provided by (used in) operating activities	$16,955	$5,852	$10,000	$(10,421)	$7,036	$1,178	$2,099	$(13,375)
Purchases of property and equipment	(2,984)	(2,246)	(2,836)	(2,114)	(2,569)	(4,745)	(4,544)	(3,625)
Free cash flow	$13,971	$3,606	$7,164	$(12,535)	$4,467	$(3,567)	$(2,445)	$(17,000)

(1)	Free cash flow is a non-GAAP financial measure. For more information about free cash flow, see “Use and Reconciliation of Non-GAAP Financial Measures.”

Seasonality and Quarterly Trends

We have historically signed a higher percentage of agreements with new customers, as well as renewal and upgrade agreements with existing customers, in the fourth quarter of each year and usually during the last month. This can be attributed to buying patterns typical in the software industry. Since the terms of most of our customer agreements are annual, agreements initially entered into in the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. As a result, we have historically seen a higher percentage of customer agreement cancellations in the fourth quarter of each year. While this seasonality is reflected in our revenues, the impact to overall annual or quarterly revenues is minimal since we recognize subscription revenue ratably over the term of the customer contract. Additionally, this seasonality is reflected in commission expenses to our sales personnel and our partners.

Our quarterly revenue has increased in each period presented primarily due to increased sales to new customers, as well as increased usage by our existing customers. Our operating expenses generally have increased sequentially in every quarter primarily due to increases in headcount and related expenses to support our growth. Increases in our sales and marketing expenses primarily reflects the impacts of personnel additions and various sales and marketing initiatives that may fluctuate from quarter to quarter. Research and development expenses have fluctuated based on the timing of personnel additions and related spending on product development. We anticipate our operating expenses will continue to increase in absolute dollars in future periods as we invest in the long-term growth of our business. We anticipate that gross profit and gross margin for professional services may also fluctuate from quarter to quarter because of variability in our professional services projects and changes in headcount.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, private placements, and bank borrowings. As of December 31, 2019, we had $467.0 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We had a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, we terminated the Credit Facility. As of December 31, 2019, we had no credit facilities in place and had no borrowings outstanding.

Prior to the termination of the Credit Facility, we were required to pay a quarterly fee of 0.50% per annum on the undrawn portion available under the revolving credit facility plus the sum of outstanding letters of credit. Under the Credit Facility, the interest rate on the revolving credit facility was based on the greater of either 4.25% or the current prime rate, plus 1.75%.

Future Cash Requirements

As of December 31, 2019, our cash and cash equivalents included proceeds from our June 2019 and our June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $467.0 million as of December 31, 2019, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating Activities	$22,386	$(3,062)	$(3,541)
Investing Activities	(52,135)	(20,367)	(16,256)
Financing Activities	$354,410	151,421	13,695

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, and facilities expenses. Cash provided by (used in) operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, goodwill impairment, operating lease costs, and other non-cash income and expense items.

For the year ended December 31, 2019, cash provided by operating activities was $22.4 million compared to cash used of $3.1 million for the year ended December 31, 2018. The improvement in cash from operations of $25.5 million was due primarily to an increase in cash collected from customers and, to a lesser extent, earning interest income in 2019 while incurring interest expense in 2018, resulting in a net improvement of $6.8 million. The increase in cash collected from customers is due to growing demand for our subscription and returns services, which is partially offset by increasing costs to support this growth. In 2019, we earned and received interest income on a portion of the cash proceeds included in cash and cash equivalents from our June 2018 and June 2019 public offerings of our common stock, while in 2018 we accrued and paid interest expense on our outstanding borrowings. See “Results of Operations” for further discussion.

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

For the year ended December 31, 2019, cash used in investing activities was $52.1 million, compared to cash used of $20.4 million for the year ended December 31, 2018. The increase in cash used of $31.7 million was due primarily to cash paid for acquisitions of $30.3 million, and an increase in customer fund assets of $11.6 million, partially offset by lower cash paid for purchases of intangible assets of $4.9 million and lower capital expenditures of $5.3 million. In 2019, we acquired substantially all the assets of Compli, Indix, and Portway for total cash consideration of $30.3 million. In 2018, we acquired developed technology to facilitate cross-border transactions (e.g. duties and tariffs). Capital expenditures decreased due primarily to spending related to our new corporate headquarters in Seattle, Washington and expansion of our Durham, North Carolina office during 2018. Our Seattle headquarters opened in the first quarter of 2018.

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

For the year ended December 31, 2019, cash provided by financing activities was $354.4 million compared to cash provided of $151.4 million for the year ended December 31, 2018. This increase in cash provided of $203.0 million was due primarily to increased cash proceeds from offerings of our common stock of $82.2 million, a $51.0 million increase in cash proceeds from exercise of stock options, $12.3 million of cash proceeds from common stock purchased under our employee stock purchase plan, and a $11.6 million increase in customer fund obligations in 2019. We also had net repayments on our Credit Facility of $40.0 million in 2018 with no comparable activity in 2019.

For 2018, cash provided by financing activities was $151.4 million compared to cash provided by financing activities of $13.7 million for the year ended December 31, 2017. This increase in cash provided of $137.7 million was due primarily to cash received from our IPO net of underwriting discounts of $192.5 million and an increase of $6.1 million in cash proceeds from exercise of stock options and stock warrants, partially offset by the repayment of outstanding borrowings under our Credit Facility of $63.0 million. Prior to repayment of our revolving credit line in June 2018 and our term loan in August 2018, we borrowed $23.0 million during the first half of 2018.

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

3)	changes in customer fund asset account that relate to paying for the trust operations, such as banking fees, are presented as cash flows from operating activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$97,013	$14,378	$30,034	$26,450	$26,151
Purchase obligations(1)	14,182	8,248	5,934	—	—
Customer funds obligations(2)	24,783	24,783	—	—	—
Other liabilities(3)	8,737	6,796	1,941	—	—
Total	$144,715	$54,205	$37,909	$26,450	$26,151

(1)	Purchase obligations are comprised primarily of long-term software licenses, subscriptions, and software hosting services.
(2)

We maintain trust accounts with financial institution that are solely for satisfying the obligations to remit funds relating to our tax remittance services. Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. At December 31, 2019, we had $24.4 million of funds held from (collected from) customers. Because of in-transit payments and changes in the amounts owed to us or to the taxing authority, the asset and liability amounts presented for any period will generally not offset.

(3)

Other liabilities include the cash portion of earnout liabilities owed to Tradestream Technologies Inc. for the measurement period ended December 31, 2019 and the fair value of cash earnout liabilities owed to Compli and Indix estimated as of December 31, 2019. Other liabilities also include holdback liabilities owed to Portway, Indix and Compli.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2019 or 2018.

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

•

We calculate non-GAAP gross profit as GAAP gross profit before the stock-based compensation expense and amortization of acquired intangibles included in cost of revenue. We calculate non-GAAP gross margin as GAAP gross margin before the impact of stock-based compensation expense and the amortization of acquired intangibles included in cost of revenue as a percentage of revenue.

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

Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. In addition, because we recognize subscription revenue ratably over the subscription term, management uses calculated billings to measure our subscription sales activity for a particular period, to compare subscription sales activity across particular periods, and as a potential indicator of future subscription revenue, the actual timing of which will be affected by several factors, including subscription start date and duration. We believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating loss, non-GAAP net loss, free cash flow, and calculated billings in conjunction with the related GAAP financial measure.

As a result of adoption of ASC 606 effective January 1, 2019, non-GAAP financial measures for the twelve months ended December 31, 2019, as computed in accordance with ASC 606, are not as comparable to non-GAAP financial measures for the twelve months ended December 31, 2018 and 2017, which are computed in accordance with ASC 605. Except for calculated billings, the reconciliation of non-GAAP measures provided below includes additional information to reconcile the impacts of the adoption of ASC 606 on the non-GAAP financial measures for the twelve months ended December 31, 2019, including presentation of the non-GAAP measures for 2019 under ASC 605 for comparison to the prior years.

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Year Ended December 31,
	2019			2018	2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$115,299	$—	$115,299	$78,649	$57,977
Stock-based compensation expense	(3,122)	—	(3,122)	(1,665)	(976)
Amortization of acquired intangibles	(4,854)	—	(4,854)	(4,020)	(3,717)
Non-GAAP Cost of Revenue	$107,323	$—	$107,323	$72,964	$53,284

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$267,122	$586	$267,708	$193,449	$155,182
Stock-based compensation expense	3,122	—	3,122	1,665	976
Amortization of acquired intangibles	4,854	—	4,854	4,020	3,717
Non-GAAP Gross Profit	$275,098	$586	$275,684	$199,134	$159,875

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	0%	70%	71%	73%
Stock-based compensation expense as a percentage of revenue	1%	0%	1%	1%	0%
Amortization of acquired intangibles as a percentage of revenue	1%	0%	1%	1%	2%
Non-GAAP Gross Margin	72%	0%	72%	73%	75%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$82,442	$—	$82,442	$51,909	$41,264
Stock-based compensation expense	(6,666)	—	(6,666)	(3,179)	(2,391)
Amortization of acquired intangibles	—	—	—	—	—
Non-GAAP Research and Development Expense	$75,776	$—	$75,776	$48,730	$38,873

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$168,634	$19,149	$187,783	$168,817	$133,794
Stock-based compensation expense	(8,736)	—	(8,736)	(5,492)	(3,789)
Amortization of acquired intangibles	(2,271)	—	(2,271)	(1,951)	(1,913)
Non-GAAP Sales and Marketing Expense	$157,627	$19,149	$176,776	$161,374	$128,092

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$71,918	$—	$71,918	$39,603	$34,286
Stock-based compensation expense	(15,825)	—	(15,825)	(5,585)	(4,601)
Amortization of acquired intangibles	(15)	—	(15)	(17)	(102)
Non-GAAP General and Administrative Expense	$56,078	$—	$56,078	$34,001	$29,583

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(55,872)	$(18,563)	$(74,435)	$(76,054)	$(63,332)
Stock-based compensation expense	34,349	—	34,349	15,921	11,757
Amortization of acquired intangibles	7,140	—	7,140	5,988	5,732
Goodwill impairment	—	—	—	9,174	8,418
Non-GAAP Operating Loss	$(14,383)	$(18,563)	$(32,946)	$(44,971)	$(37,425)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(50,214)	$(18,563)	$(68,777)	$(75,550)	$(64,126)
Stock-based compensation expense	34,349	—	34,349	15,921	11,757
Amortization of acquired intangibles	7,140	—	7,140	5,988	5,732
Goodwill impairment	—	—	—	9,174	8,418
Non-GAAP Net Loss	$(8,725)	$(18,563)	$(27,288)	$(44,467)	$(38,219)

Free Cash Flow:
Net cash provided by (used in) operating activities	$22,386	$—	$22,386	$(3,062)	$(3,541)
Purchases of property and equipment	(10,180)	—	(10,180)	(15,483)	$(13,955)
Free Cash Flow	$12,206	$—	$12,206	$(18,545)	$(17,496)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Total revenue	$107,627	$98,525	$91,299	$84,970	$76,923	$69,919	$63,879	$61,377
Add:
Deferred revenue (end of period)	161,241	148,466	138,811	132,714	134,653	118,209	109,344	103,878
Contract liabilities (end of period)	5,197	4,843	4,508	4,208	—	—	—	—
Impact of adoption of ASC 606 on deferred revenue	—	—	—	11,250	—	—	—	—
Less:
Deferred revenue (beginning of period)	(148,466)	(138,811)	(132,714)	(134,653)	(118,209)	(109,344)	(103,878)	(92,231)
Contract liabilities (beginning of period)	(4,843)	(4,508)	(4,208)	—	—	—	—	—
Impact of adoption of ASC 606 on contract liabilities	—	—	—	(2,090)	—	—	—	—
Calculated billings	$120,756	$108,515	$97,696	$96,399	$93,367	$78,784	$69,345	$73,024

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses during the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our consolidated financial statements cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could materially differ from those estimates.

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition;
•	Assets Recognized from the Costs to Obtain a Contract with a Customer
•	Stock-based Compensation;
•	Common Stock Valuations; and
•	Business Combinations, including Intangible Assets, Contingent Consideration and Goodwill.

Revenue Recognition

We primarily generate revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of our customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided. Beginning in 2019, our revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

We determine revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

We identify performance obligations in our contracts with customers, which primarily include subscription services and professional services. The transaction price is determined based on the amount we expect to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer, and we may mitigate exposure to credit risk by requiring payments in advance. If collectability of substantially all consideration to which we are entitled under the contract is determined to be not probable, revenue is not recorded until collectability becomes probable at a later date.

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using our cloud-based solutions, which include tax determination and compliance management services, and fees paid for preparing and filing transaction tax returns on behalf of customers. Under our subscription agreements, customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, we will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis.

Our subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services. Our standard subscription contracts are non-cancelable except where contract terms provide rights to cancel in the first 60 days of the contract term. Cancellations under our standard subscription contracts are not material, and do not have a significant impact on revenue recognized. Tax returns processing services include collection of tax data and amounts, preparation of compliance forms, and submission to taxing authorities. Returns processing services are primarily charged on a subscription basis for an allotted number of returns to process within a given time period.

Revenue is recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. We invoice our subscription customers for the initial term at contract signing and at each subscription renewal. Initial terms generally range from 12 to 18 months, and renewal periods are typically one year. Amounts that are contractually billable and have been invoiced, or which have been collected as cash, are initially recorded as deferred revenue or contract liabilities. While most of our customers are invoiced once at the beginning of the term, a portion of customers are invoiced semi-annually, quarterly, or monthly.

Included in the total subscription fee for cloud-based solutions are non-refundable upfront fees that are typically charged to new customers. These fees are associated with work performed to set up a customer with our services, and do not represent a distinct good or service. Instead, the fees are included within the transaction price and are allocated to the remaining performance obligations in the contract. We recognize revenue for these fees in accordance with the revenue recognition for those performance obligations.

Professional Services Revenue

We invoice for professional service arrangements on a fixed fee, milestone, or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, registrations, data migrations, integration, training, and other support services. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

Judgments and Estimates

Our contracts with customers often include obligations to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. Subscription services and professional services are both distinct performance obligations that are accounted for separately.

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. We allocate revenue to each performance obligation based on the relative SSP. We determine SSP for performance obligations based on overall pricing objectives, which take into consideration observable prices, market conditions and entity-specific factors. This includes a review of historical data related to the services being sold and customer demographics. We use a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual services due to the stratification of those services by information, such as size and type of customer.

The revenue recognition critical accounting policy under ASC 605 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to employee sales incentive programs (sales commissions) and partner commission programs represent incremental costs of obtaining a contract and, therefore, should be capitalized. Capitalized costs are included in deferred commissions on the consolidated balance sheets. Deferred commissions are amortized over an estimated period of benefit, generally six years. We determine the period of benefit by taking into consideration past experience with customers, the expected life of acquired technology that generates revenue, industry peers, and other available information. The period of benefit is generally longer than the term of the initial contract because of anticipated renewals. We elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less. For 2019, amortization of deferred commissions was $7.3 million. If the estimated period of benefit was changed from 6 years to 5 years, amortization of deferred commissions would have increased by $0.4 million. If the estimated period of benefit was changed from 6 years to 7 years, amortization of deferred commissions would have decreased by $0.6 million.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in our consolidated financial statements based on the fair value of our common stock underlying the stock-based awards. These awards include stock options, restricted stock units (“RSUs”), and purchase rights issued under our 2018 Employee Stock Purchase Plan (“ESPP”). The fair value of each award, excluding RSUs, is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each RSU is determined using the fair value of the underlying common stock on the date of the grant. Stock-based compensation expense is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, which is generally four years for stock options and RSUs and generally six months for purchase rights issued under the ESPP. Forfeitures are accounted for upon occurrence.

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

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. For 2019, 2018, and 2017, stock-based compensation expense was $34.4 million, $15.9 million, and $11.8 million, respectively. As of December 31, 2019, we had approximately $30.3 million of total unrecognized stock-based compensation expense related to stock options, $66.6 million of unrecognized stock-based compensation expense related to RSUs, and $0.3 million of unrecognized stock-based compensation expense related to the ESPP, which we expect to recognize over a period of approximately 2.5 years, 3.3 years, and one month, respectively.

Common Stock Valuations

Following the closing of our IPO, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date. Prior to our IPO in June 2018, the fair value of the common stock underlying our stock options and common stock warrants was estimated by our Board of Directors, with input from management. Because stock-based compensation is recognized over the requisite service period (generally four years), our 2019 stock-based compensation expense includes a significant portion attributable to the common stock valuations described below.

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

The enterprise value utilized in determining the fair value of common stock for financial reporting purposes was estimated using the market approach and the income approach. Under the market approach, we used the guideline public company method, which estimates the fair value of the business enterprise based on market prices of stock of guideline public companies and an option pricing method (“OPM”) that considered our September 12, 2016 Series D-2 preferred stock financing. Indications of value were estimated by utilizing revenue multiples to measure enterprise value. The guideline merged and acquired company method was not utilized in our valuation, as we regarded the method as less reliable as we believe it did not directly reflect our future prospects. The income approach estimates the enterprise value based on the present value of our future estimated cash flows and our residual value beyond the forecast period. The residual value was based on an exit (or terminal) multiple observed in the comparable company method analysis. The future cash flows and residual value are discounted to present value to reflect the risks inherent in us achieving these estimated cash flows. The discount rate was based on venture capital rates of return for companies nearing an initial public offering. The discount rate was applied using the mid-year convention. The mid-year convention assumes that cash flows are generated evenly throughout the year, as opposed to in a lump sum at the end of the year.

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

Business Combinations, including Intangible Assets, Contingent Consideration, and Goodwill

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities. Under the current accounting guidance, we are allowed a one-year measurement period from the date of the acquisition to finalize our preliminary valuation of the tangible and intangibles assets and liabilities acquired and make necessary adjustments to goodwill.

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

Contingent Consideration (Earnout Liability).   Contingent consideration arising from business combinations may be payable in cash or the company’s common stock and is recorded as a liability upon acquisition and measured at fair value each subsequent reporting period. Changes in fair value are recorded in Other (income) expense, net in the consolidated statements of operations. As of December 31, 2019, our total liability related to contingent consideration for business combinations was $13.8 million. For 2019, 2018, and 2017, other income for subsequent period fair value measurements was $1.0 million, $0.4 million, and $0.7 million, respectively.

Determining the fair value of contingent consideration requires us to make assumptions and judgments. We estimate the fair value of contingent consideration using the probability-weighted discounted cash flow and Monte Carlo simulations. These estimates involve inherent uncertainties and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded.

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

A quantitative test was performed for the European reporting unit. The European reporting unit had goodwill with a carrying value of $10.6 million as of October 31, 2019. From our quantitative assessment, we determined that the fair value of the European reporting unit was substantially in excess of its carrying value. Our internal cash flow forecast includes significant revenue growth attributable to a single customer. While this single customer is not currently significant to our consolidated results, it is expected to be significant to the European reporting unit representing assumed future revenues contributed in the near-term and long-term of approximately 45% of the total reporting unit revenue. If our revenue growth assumptions are not realized or our expectations with respect to future revenue growth are reduced, the fair value of the European reporting unit would be adversely impacted.

Significant estimates and assumptions used in the income approach for the European reporting unit included using a discount rate of 25% and a hypothetical terminal value of 1.65 times revenue. For the market approach, significant estimates and assumptions included our selection of an appropriate peer group, consisting of publicly traded U.S. and European companies, which allowed us to derive revenue multiples (e.g., trailing twelve months and next fiscal year) averaging approximately 3.0 times revenue and a selected control premium of 10%.

JOBS Act Accounting Election

Prior to December 31, 2019, the Company qualified as an emerging growth company, or “EGC” as defined in the Jump-start Our Business Start-ups Act (“JOBS Act”), which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Effective December 31, 2019, the Company is no longer an EGC and has transitioned to a large accelerated filer status as a result of the market value of the common stock held by the Company’s non-affiliates as of June 30, 2019. As a result, the Company will adopt new or revised accounting pronouncements at dates applicable to public companies. Additionally, as a result of losing EGC status, the Company is required to have an independent registered public accounting firm issue an opinion on the effectiveness of internal control over financial reporting on an annual basis.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the accompanying notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $467.0 million and $142.3 million as of December 31, 2019 and 2018, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

On June 25, 2019, we terminated our Credit Facility. At December 31, 2019, we had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, Indian Rupee and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For 2019, 2018, and 2017, approximately 6%, 6%, and 5%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avalara, Inc.

Avalara, Inc.

Seattle, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalara, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for costs to obtain customer contracts and accounting for leases during the year ended December 31, 2019 due to the adoption of the new revenue and lease standards. The Company adopted the new revenue and lease standards using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition— Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers.  The Company’s subscription revenue consists of a significant volume of transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue, including interfaces between systems and databases, is both manual and automated, and therefore the Company uses a complex set of procedures and systems to generate complete and accurate data to process and record its revenue transactions. For the year ended December 31, 2019, subscription revenue was $355.2 million.

We identified subscription revenue as a critical audit matter as the Company has a significant volume of subscription revenue transactions and a complex set of manual and automated procedures and systems to generate complete and accurate data to process and record revenue. This required an increased extent of effort to audit the subscription revenue transaction data and the need for us to involve professionals with expertise in data analytics.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s significant transaction volume and complex procedures and processing of subscription revenue transactions included the following, among others:

•

With the assistance of our data analytics specialists, we performed a recalculation of subscription revenue recorded through the Company’s relevant systems utilizing key attributes of subscription revenue transaction data, including the transaction price, standalone selling price, and subscription revenue recognition timing. We compared our recalculation of subscription revenue to the Company’s recorded subscription revenue and evaluated significant differences.

•

For a sample of subscription revenue transactions, we evaluated the accuracy of the data used in our recalculation of subscription revenue by comparing key attributes utilized in our recalculation to source documents.

•

We tested the completeness of the subscription revenue transaction data by selecting transactions from multiple independent sources and evaluating whether those transactions were included in the subscription revenue transaction data.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2020

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avalara, Inc.

Avalara, Inc.

Seattle, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avalara, Inc., and subsidiaries (the “Company”) as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:  The Company has a material weakness as it does not have adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements

/s/ Deloitte & Touche LLP

Seattle, Washington

February 28, 2020

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$466,950	$142,322
Trade accounts receivable—net of allowance for doubtful accounts of $1,179 and $521, respectively	51,644	40,287
Deferred commissions	9,279	—
Prepaid expenses and other current assets	14,127	11,307
Total current assets before customer fund assets	542,000	193,916
Funds held from customers	24,383	13,113
Receivable from customers—net of allowance of $270 and $198, respectively	420	270
Total current assets	566,803	207,299
Noncurrent assets:
Deferred commissions	29,137	—
Operating lease right-of-use assets—net	49,321	—
Property and equipment—net	34,997	33,373
Intangible assets—net	22,932	19,371
Goodwill	101,224	61,300
Other noncurrent assets	2,853	1,589
Total assets	$807,267	$322,932
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$11,693	$4,847
Accrued expenses	62,104	42,101
Deferred revenue	160,271	125,260
Accrued earnout liabilities	4,120	116
Operating lease liabilities	8,756	—
Total current liabilities before customer fund obligations	246,944	172,324
Customer fund obligations	24,783	13,349
Total current liabilities	271,727	185,673
Noncurrent liabilities:
Deferred revenue	970	9,393
Accrued earnout liabilities	9,835	—
Operating lease liabilities	58,301	—
Deferred rent	—	17,317
Deferred tax liability	337	560
Other noncurrent liabilities	2,375	436
Total liabilities	343,545	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value– no shares issued and outstanding at December 31, 2019 and December 31, 2018, and 20,000 shares authorized as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value– 77,448 and 66,769 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively, and 600,000 shares authorized as of December 31, 2019 and December 31, 2018	8	7
Additional paid-in capital	976,627	599,493
Accumulated other comprehensive loss	(2,719)	(2,345)
Accumulated deficit	(510,194)	(487,602)
Total shareholders’ equity	463,722	109,553
Total liabilities and shareholders' equity	$807,267	$322,932

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription and returns	$355,181	$254,056	$199,942
Professional services	27,240	18,042	13,217
Total revenue	382,421	272,098	213,159
Cost of revenue:
Subscription and returns	97,824	66,556	48,849
Professional services	17,475	12,093	9,128
Total cost of revenue	115,299	78,649	57,977
Gross profit	267,122	193,449	155,182
Operating expenses:
Research and development	82,442	51,909	41,264
Sales and marketing	168,634	168,817	133,794
General and administrative	71,918	39,603	34,286
Restructuring charges	—	—	752
Goodwill impairment	—	9,174	8,418
Total operating expenses	322,994	269,503	218,514
Operating loss	(55,872)	(76,054)	(63,332)
Other (income) expense:
Interest income	(6,037)	(1,553)	(77)
Interest expense	289	2,608	2,585
Other (income) expense, net	(865)	(583)	(495)
Total other (income) expense, net	(6,613)	472	2,013
Loss before income taxes	(49,259)	(76,526)	(65,345)
Provision for (benefit from) income taxes	955	(976)	(1,219)
Net loss	$(50,214)	$(75,550)	$(64,126)

Net loss per share attributable to common shareholders, basic and diluted	$(0.68)	$(1.95)	$(11.39)
Weighted average shares of common stock outstanding, basic and diluted	73,345	38,692	5,632

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net loss	$(50,214)	$(75,550)	$(64,126)
Other comprehensive income (loss)—Foreign currency translation	(374)	(2,683)	1,806
Total comprehensive loss	$(50,588)	$(78,233)	$(62,320)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)

(In thousands, except per share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2016	101,786,205	$370,921	5,297,833	$1	$6,122	$(1,468)	$(347,816)	$(343,161)
Shares tendered for cashless exercise			(167,250)		(2,481)			(2,481)
Exercise of stock options			593,698		2,283			2,283
Exercise of warrants			268,012		308			308
Stock-based compensation expense					11,779			11,779
Impact of adoption of new accounting pronouncements - ASU 2016-09					110		(110)	—
Gain on translation adjustment						1,806		1,806
Net loss							(64,126)	(64,126)
Balance at December 31, 2017	101,786,205	370,921	5,992,293	1	18,121	338	(412,052)	(393,592)
Proceeds from initial public offering, net of underwriting discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption			(613,567)		(11,589)			(11,589)
Exercise of stock options			1,373,962		10,478			10,478
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation expense					15,950			15,950
Repurchase of shares	(10,000)	(67)	(104,847)		(1,738)			(1,738)
Loss on translation adjustment						(2,683)		(2,683)
Shares issued to purchase intangible assets			37,708		2,555			2,555
Net loss							(75,550)	(75,550)
Balance at December 31, 2018	—	—	66,768,563	7	599,493	(2,345)	(487,602)	109,553
Proceeds from common stock offering, net of underwriting discounts			4,133,984		274,705			274,705
Public offering costs					(1,198)			(1,198)
Impact of adoption of new accounting pronouncements - ASC 606 (see Note 2)							27,622	27,622
Exercise of stock options			5,924,142	1	58,019			58,020
Shares tendered for cashless redemption of stock-based awards			(16,517)		(1,183)			(1,183)
Vesting of restricted stock units			52,827					—
Stock-based compensation expense					34,400			34,400
Shares issued under employee stock purchase plan			506,897		12,293			12,293
Shares issued to purchase intangible assets			77,724		98			98
Loss on translation adjustment						(374)		(374)
Net loss							(50,214)	(50,214)
Balance at December 31, 2019	—	—	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(50,214)	$(75,550)	$(64,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	34,349	15,921	11,757
Depreciation and amortization	15,807	12,802	10,859
Goodwill impairment	—	9,174	8,418
Deferred tax benefit	(223)	(1,294)	(1,307)
Amortization of deferred rent	—	190	(698)
Non-cash operating lease costs	5,000	—	—
Non-cash change in earnout liabilities	(1,043)	(402)	(715)
Non-cash bad debt expense (recovery)	1,367	(288)	(86)
Other	340	559	270
Changes in operating assets and liabilities:
Trade accounts receivable	(12,862)	(13,508)	159
Prepaid expenses and other current assets	(3,544)	(4,850)	(1,055)
Deferred commissions	(19,149)	—	—
Other noncurrent assets	(1,265)	(808)	725
Trade payables	5,783	(4,419)	(112)
Accrued expenses	16,246	15,266	2,124
Deferred revenue	37,558	42,422	19,752
Operating lease liabilities	(5,764)	—	—
Deferred rent	—	1,723	10,494
Net cash provided by (used in) operating activities	22,386	(3,062)	(3,541)
Cash flows from investing activities:
Purchase of property and equipment	(10,180)	(15,483)	(13,955)
Cash paid for acquisitions of businesses	(30,310)	—	—
Cash paid for acquired intangible assets	(139)	(5,002)	—
Net (increase) decrease in customer fund assets	(11,506)	118	(2,301)
Net cash used in investing activities	(52,135)	(20,367)	(16,256)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705	192,510	—
Payments of deferred financing costs	(555)	(2,084)	(1,240)
Payments on credit facility	—	(63,000)	(2,935)
Proceeds from credit facility	—	23,000	17,605
Repayment of note payable	—	(234)	—
Payments of debt issuance costs	—	—	(469)
Proceeds from exercise of stock options and common stock warrants	58,019	7,041	920
Proceeds from purchases of stock under employee stock purchase plan	12,293	—	—
Taxes paid related to net share settlement of stock-based awards	(1,183)	(2,365)	(811)
Repurchase of shares	—	(1,806)	—
Payment related to business combination earnouts	(375)	(1,523)	(1,662)
Payments on capital leases	—	—	(14)
Net increase (decrease) in customer fund obligations	11,506	(118)	2,301
Net cash provided by financing activities	354,410	151,421	13,695
Foreign currency effect on cash and cash equivalents	(33)	255	(53)
Net change in cash and cash equivalents	324,628	128,247	(6,155)
Cash and cash equivalents—Beginning of period	142,322	14,075	20,230
Cash and cash equivalents—End of period	$466,950	$142,322	$14,075

(continued)

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Supplemental cash flow disclosures:
Cash paid for interest expense	$122	$2,495	$2,112
Cash paid for operating lease liabilities	$9,784	—	—
Cash paid for income taxes	1,121	390	354

Non-cash investing and financing activities:
Accrued purchase price related to acquisitions	$4,902	$—	$—
Accrued value of earnout related to acquisitions of businesses	15,351	—	—
Property and equipment purchased under tenant improvement allowance	—	1,062	250
Property and equipment additions in accounts payable and accrued expenses	768	729	2,201
Deferred financing costs in accounts payable and accrued expenses	—	100	335
Fair value of common stock issued or issuable to purchase intangible assets	98	2,555	—
Cashless exercises of options and warrants	5	9,224	1,670
Cashless redemptions of options and warrants	98	11,589	2,481
Operating lease right-of-use assets exchanged for lease obligations	15,861	—	—

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with tax requirements for transactions worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes, such as sales and use tax, VAT, fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

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

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. For the years ended December 31, 2019, 2018, and 2017, approximately 6%, 6%, and 5% of the Company’s revenues were generated outside of the United States, respectively. As of December 31, 2019 and 2018, approximately 23% and 7% of the Company’s long-lived assets were held outside of the United States. As of December 31, 2019 and 2018, approximately 9% and 3% of the Company’s long-lived assets were held in the United Kingdom. As of December 31, 2019 and 2018, approximately 14% and 2% of the Company’s long-lived assets were held in India.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include: the standalone value of each element in multiple-element arrangements for revenue recognition; the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation of acquired intangible assets; and the valuation of the fair value of reporting units for analyzing goodwill. Actual results could materially differ from those estimates.

Risks and Uncertainties

The Company has incurred significant operating losses since its inception, including net losses of $50.2 million, $75.6 million, and $64.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company had an accumulated deficit of $510.2 million and $487.6 million as of December 31, 2019 and 2018, respectively. The Company believes that its cash and cash equivalents of $467.0 million as of December 31, 2019 is adequate to satisfy its current obligations.

AVALARA, INC.

Notes to Consolidated Financial Statements

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

Funds held from customers were $24.4 million and $13.1 million as of December 31, 2019 and 2018, respectively.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

Receivables from customers deemed uncollectible are charged against a separate allowance for doubtful accounts. The allowance against receivables from customers is a result of the Company assuming credit risk associated with its customers’ tax remittance obligations. The table below details the allowance against receivables from customers (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$198	$666	$754
Charged to expense	166	(83)	(88)
Write-offs	(94)	(385)	—
Balance at the end of the year	$270	$198	$666

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
(2)

changes in customer funds assets (e.g., customer funds held in cash and cash equivalents and receivable from customers and taxing authorities) are presented as net cash flows from investing activities; and

(3)	changes in customer funds assets account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

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

The table below details the allowance for doubtful accounts (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$521	$905	$1,324
Charged to expense	1,201	(183)	(105)
Write-offs	(543)	(201)	(314)
Balance at the end of the year	$1,179	$521	$905

AVALARA, INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2019 and 2018, there were no customers that represented more than 10% of the Company’s net trade accounts receivable or more than 10% of the Company’s revenue in any of the periods presented.

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s software engineering, product development, and quality assurance, including salaries, benefits, bonuses and stock-based compensation, third-party contractors, and allocated overhead. Expenditures for research and development are expensed as incurred.

Software Capitalization

Software development costs for hosting customer transactions (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the years ended December 31, 2019, 2018, and 2017, $2.3 million, $1.1 million, and $1.0 million of software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 6 years.

In circumstances where software is developed for both cloud-based software solutions and for the purpose of being sold, leased, or otherwise marketed (i.e., customer hosted software), capitalization of development costs occurs after technological feasibility of the software is established and continues until the product is available for general release to customers. Since the Company’s developed software is available for general release concurrent with the establishment of technological feasibility, development costs are not capitalized in these circumstances.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

•	discount rates used to determine the present value of recognized assets and liabilities.

The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the year ended December 31, 2019. Goodwill impairments of $9.2 million and $8.4 million were recorded for the years ended December 31, 2018 and 2017, respectively (See Note 7).

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded income from decreases in the fair value of earnout liabilities related to business combinations of $1.0 million, $0.4 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively (See Note 3).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in 2019. In 2018, the Company evaluated the long-lived intangible assets in the Company’s Brazilian reporting unit for impairment as a result of an interim triggering event discussed in Note 7. No impairment of long-lived assets (other than goodwill as discussed in Note 7), including those in the Brazilian reporting unit, occurred in 2018. See Restructuring Charges for impairment recorded in 2017.

Acquired Intangible Assets

Acquired intangible assets consist of developed technology, customer relationships, noncompetition agreements, and tradenames and trademarks, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives on a straight-line basis.

The Company recognizes an earnout liability for acquisitions of intangible assets that are accounted for as an asset acquisition when the liability is earned and the amount is known. The earnout liability is capitalized as part of the cost of the assets acquired and amortized over the remaining useful life of the asset. Asset acquisition-related costs, primarily legal fees, are capitalized and included in the cost basis of the intangible asset when incurred.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

Income Taxes

The Company’s deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company assesses its income tax positions and records tax benefits or expense based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

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

Revenue Recognition – ASC 606

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided in an amount that reflects the consideration expected to be entitled to in exchange for those services. Effective January 1, 2019, the Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

The Company determines revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in its contracts with customers, which primarily include subscription services and professional services. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

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

Revenue is recorded based on the transaction price excluding amounts collected on behalf of third parties, such as sales taxes collected and remitted to governmental authorities.

AVALARA, INC.

Notes to Consolidated Financial Statements

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

Professional Services Revenue

The Company invoices for professional service arrangements on a fixed fee, milestone, or time and materials basis. Professional services revenue includes fees from providing tax analysis, configurations, registrations, data migrations, integration, training, and other support services. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

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

ASC 605

The revenue recognition accounting policy under ASC 605 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. The revenue recognition accounting policy for ASC 605 is applied to the disclosures in Note 6, which include amounts presented for 2019. There were no changes to the ASC 605 policy in 2019.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company recognizes commissions related to integration and referral partners in sales and marketing costs when a binding customer order is agreed to by the Company and the customer. The Company defers the portion of partner commissions costs that are considered a cost of obtaining a new contract with a customer in accordance with the new revenue recognition standard and amortizes these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. The Company expenses the remaining partner commissions as incurred. The Company classifies these costs as sales and marketing expenses. For 2019, partner commission expense totaled $22.0 million on an ASC 606 basis (or $29.0 million on an ASC 605 basis). For 2018 and 2017, partner commission expense totaled $21.7 million and $14.3 million, respectively, on an ASC 605 basis. In 2019, we deferred $9.7 million of partner commissions.

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

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs as sales and marketing expenses. Advertising expenses were $20.2 million, $18.8 million, and $22.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Leases – ASC 842

Effective January 1, 2019, the Company’s lease accounting policy follows guidance from ASC 842, Leases. Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. The Company determines whether an arrangement is or contains a lease at the inception date, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. Leases commence when the lessor makes the asset available for use.

Leases are classified at commencement as either operating or finance leases. As of December 31, 2019, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

At commencement, the Company records an operating lease liability at the present value of future lease payments, net of any future lease incentives to be received. Lease agreements may include cancellable future periods subject to termination or extension options, which are not included in the future lease payments unless it is reasonably certain the Company will continue to utilize the asset for those periods. The discount rate used to determine the present value is the Company’s incremental borrowing rate (“IBR”) unless the interest rate implicit in the lease is readily determinable. The Company’s leases do not have an implicit interest rate readily determinable, and as such, the Company used the IBR as the discount rate for all leases. The IBR is an estimate of the Company’s collateralized borrowing rate, and is estimated based on information available at the lease commencement date, including the lease term and the currency in which the arrangement is denominated. At commencement, a corresponding right-of-use asset is recorded, which is calculated based on the amount of the operating lease liability, adjusted for any advance lease payments paid, initial direct costs incurred, or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company does not record right-of-use assets or operating lease liabilities for leases with terms of 12 months or less and does not separate nonlease components from the associated lease components for real estate leases. The primary impact of this policy election is that included in the calculation of operating lease liabilities are any fixed and noncancelable future payments due under the contract for items such as common area maintenance, utilities, parking, and other costs. Lease-related costs, which are variable rather than fixed, are expensed in the period incurred. Variable lease costs consist primarily of common area maintenance and utilities costs for the Company’s office spaces that are due based on the actual costs incurred by the landlord. None of the Company’s variable payments depend on an index or a rate.

The Company accounts for subleases from the perspective of a lessor and evaluates the duration of subleases based on the reasonable certainty of any sublessor termination and extension options, as well as the lease term for the underlying asset. The Company has one sublease classified as an operating lease. For subleases classified as operating leases, the Company records sublease income as a reduction of lease expense on the straight-line method over the lease term.

Prior to 2019, the Company’s lease accounting policy followed guidance under ASC 840. The lease accounting policy under ASC 840 is included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. There were no changes to the ASC 840 policy in 2019.

Foreign Currency Translation

Assets and liabilities of each of the Company’s foreign subsidiaries are translated at the exchange rate in effect at each period-end. Consolidated statement of operations amounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differing exchange rates from period to period are included in accumulated other comprehensive loss within shareholders’ equity.

Employee Benefit Plan

The Company offers a salary deferral 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make matching contributions, subject to certain limitations. The Company contributed $3.8 million, $0.8 million, and $0.7 million to the plan in 2019, 2018, and 2017, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each stock option, common stock warrant, RSU, or purchase right issued under the Company’s ESPP at the date of grant. The fair value of stock options, common stock warrants, and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, warrant or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant. The Company accounts for forfeitures as they occur.

Deferred Financing Costs

Deferred financing costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to public offerings of common stock, are capitalized. The deferred financing costs related to the Company’s IPO and additional public offering of common stock were offset against proceeds from those offerings upon the closing of the offerings in June 2018 and June 2019, respectively.

Restructuring Charges

In August 2017, management approved a plan to close the Company’s Overland Park office and consolidate these operations into the Seattle and Durham locations. The restructuring plan was completed March 31, 2018.

AVALARA, INC.

Notes to Consolidated Financial Statements

In connection with this plan, the Company incurred restructuring charges of $0.8 million in 2017, including $0.7 million of termination benefits and other reorganization costs, primarily associated with integrating the operations and $0.1 million related to an impairment loss on fixed assets. Restructuring charges associated with this plan are included in restructuring charges in the consolidated statements of operations. No restructuring liability remained as of December 31, 2019 or 2018.

Recently Issued Accounting Pronouncements

Prior to December 31, 2019, the Company qualified as an EGC as defined in the JOBS Act, which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company had previously elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who were required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Effective December 31, 2019, the Company no longer qualifies as an EGC, and will adopt accounting pronouncements at dates applicable to public companies.

Recently Adopted Accounting Standards

ASU No. 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 which, along with subsequent ASUs, amends the existing accounting standards for revenue recognition, and is codified as ASC 606 (“ASC 606”). This guidance is based on principles that govern the recognition of revenue at the amount an entity expects to be entitled to receive as services are provided to customers. The Company adopted the new revenue recognition standard as of January 1, 2019 on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2019.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

The adoption also changed the revenue recognition for contracts that include non-standard, extended customer cancellation provisions. Under the new guidance, a contract only exists for the period of time in which a contract cannot be cancelled, which generally corresponds to the termination notice period. Prior to the adoption of the new revenue recognition standard, non-standard, extended cancellation provisions were not a factor in determining the term of a contract. Under the new guidance, to the extent cash is received for a contract that includes a non-standard, extended cancellation provision, deferred revenue is recognized only for the amount for which the Company has an enforceable right. A separate contract liability is established for the remaining amount.

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

ASU No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02, which was subsequently amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Targeted Improvements - Leases (Topic 842)” which is codified as ASC 842 (“ASC 842”). ASC 842 requires lessees to generally recognize most operating leases on the balance sheet but record expenses on the income statement in a manner similar to current accounting standards.

The standard is effective for public entities for annual and interim reporting periods beginning after December 15, 2018, and for private companies in 2020. As an EGC, the Company elected to use adoption dates applicable to private companies. However, the Company lost its EGC status on December 31, 2019. Accordingly, the Company adopted ASC 842 as of January 1, 2019 in this Annual Report on Form 10-K for the year ended December 31, 2019. The Company used the alternative transition method provided in ASU 2018-11, which does not require adjusting comparative period financial information. As a result, prior period comparative financial information was not recast under the new standard and continues to be presented under the prior lease accounting standards. The Company elected the package of practical expedients permitted under the transition guidance which allows the carry forward of the historical lease identification, lease classification and initial direct costs of existing leases. In addition, the Company elected the practical expedient to not separate lease and nonlease components for real estate leases. Further, the Company made an accounting policy election to adopt the short-term lease exception, which allows the Company to not record leases with an initial term of 12 months or less on the balance sheet.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $38.5 million and operating lease liabilities of $56.9 million at the date of adoption. In connection with the adoption of this standard, deferred rent of $18.5 million, which was previously recorded in accrued expenses and deferred rent on the consolidated balance sheet as of December 31, 2018, was derecognized. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations or net cash provided by operating activities.

AVALARA, INC.

Notes to Consolidated Financial Statements

The adjustments to the consolidated January 1, 2019 balance sheet resulting from the adoption of ASC 842 were as follows (in thousands):

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Assets
Operating lease right-of-use assets	$—	$38,460	$38,460
Liabilities and shareholders' equity
Accrued expenses	42,101	(1,138)	40,963
Operating lease liabilities, current	—	$5,302	5,302
Deferred rent, noncurrent	17,317	(17,317)	—
Operating lease liabilities, noncurrent	—	$51,613	51,613

For further discussion regarding the impacts of adopting ASC 842, see Note 8.

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

New Accounting Standards Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, related to credit losses, which amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance in ASU No. 2016-13 is required for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public business entities. The Company adopted this guidance on January 1, 2020. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2020 with prospective application, as permitted by the ASU. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company will adopt this guidance on January 1, 2021. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$458,248	$458,248	$—	$—
Earnout related to business combinations	13,808	—	—	13,808

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$138,483	$138,483	$—	$—
Earnout related to business combinations	—	—	—	—

The Company uses the fair value hierarchy for financial assets and liabilities. The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis.

Earnout Liability

Earnout liabilities recorded in connection with an acquisition accounted for as a business combination under ASC 805 are recorded at estimated fair value on a recurring basis. Business combinations are discussed in Note 5. Earnouts recorded in connection with asset acquisitions are recorded as earnout payments become known. As such, earnouts related to asset acquisitions, which are discussed in Note 7, are not included in these fair value disclosures.

Earnout liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liabilities are recorded in other (income) expense, net in the consolidated statements of operations.

The Company generally estimates the fair value of earnout liabilities for business combinations using the probability-weighted discounted cash flow and Monte Carlo simulations. As of December 31, 2019, the earnout liability associated with the 2019 acquisition of Portway was valued utilizing a discount rate of 10.0%. The Portway discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout.

The earnout periods for the 2019 acquisitions of Compli and Indix ended on January 31, 2020 and February 6, 2020, respectively. As of December 31, 2019, the earnout liability associated with Compli is the Company’s final estimate of the earnout liability, based on known performance in 2019 and projected performance for January 2020. As of December 31, 2019, the earnout liability associated with Indix is based on a probability-weighted estimate of earnout milestone achievement.   As of December 31, 2018, the fair value of the earnout liability associated with the Company’s 2016 acquisition of Gyori Eto Empreendimentos e Particpacoes in Brazil (“the Brazil acquisition”) was determined to be zero. No payments were made under the Brazil acquisition’s earnout provision, which ended on June 30, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Earnout liability:
Balance beginning of period	$—	$380
Fair value recorded at acquisition	15,351	—
Payments of earnout liability	(500)	—
Total unrealized net gains included in other (income) expense, net	(1,043)	(380)
Balance end of period	$13,808	$—

The unrealized net gain included in other (income) expense, net for the year ended December 31, 2019 relates to the 2019 acquisitions of Compli, Indix, and Portway. The unrealized net gain for the year ended December 31, 2018 relates to the Brazil acquisition.

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during 2019, except as discussed in Note 5. In 2018, goodwill related to the Brazilian reporting unit, with a total carrying value of $9.2 million after considering currency fluctuations during the year, was written down to fair value of zero, resulting in a $9.2 million impairment charge in the year ended December 31, 2018. The fair value was determined using significant unobservable (Level 3) inputs. See Note 7 for additional details on the impairment charge and valuation methodologies.

4. Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	December 31,	December 31,
	Life (Years)	2019	2018
Computer equipment and software	3 to 5	$15,636	$12,904
Internally developed software	6	5,948	3,620
Furniture and fixtures	5	6,589	5,850
Office equipment	3 to 5	1,058	586
Leasehold improvements	1 to 10	28,984	26,788
		58,215	49,748
Accumulated depreciation		(23,218)	(16,375)
Property and equipment—net		$34,997	$33,373

Depreciation expense was $8.7 million, $6.8 million, and $4.9 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

AVALARA, INC.

Notes to Consolidated Financial Statements

Prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid expenses	$11,064	$9,578
Accrued investment income	565	260
Deferred financing costs	—	643
Deposits	197	325
Other	2,301	501
Total	$14,127	$11,307

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll and related taxes	$3,985	$3,800
Accrued federal, state, and local taxes	2,635	1,827
Accrued bonus	20,206	10,766
Self-insurance reserves	2,238	—
Employee stock purchase plan contributions	4,716	6,473
Accrued sales commissions	5,397	6,889
Accrued partner commissions	7,043	5,535
Contract liabilities	5,197	—
Accrued purchase price related to acquisitions	2,763	—
Other	7,924	6,811
Total	$62,104	$42,101

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

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ending January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in current liabilities on the consolidated balance sheet as of December 31, 2019. The earnout liability is adjusted to fair value quarterly (see Note 3).

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

For the period from the date of the Compli acquisition through December 31, 2019, revenue was $3.9 million and pre-tax loss was $0.2 million from the Compli business.

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved

AVALARA, INC.

Notes to Consolidated Financial Statements

in the second quarter of 2019 and was paid in July 2019. The second milestone was not achieved. In January 2020, the Company determined the third milestone was partially achieved. In February 2020, the Company determined the fourth milestone was not achieved. The estimated fair value of the unpaid earnout at December 31, 2019 is recorded as an accrued earnout liability in current liabilities on the consolidated balance sheet.

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

The Indix acquisition provided enhanced artificial intelligence technology and tax content, but did not result in additional revenues for the Company. For the period from the date of the Indix acquisition through December 31, 2019, the cumulative operating expenses and pre-tax loss was $4.4 million from the Indix business.

July 2019 Acquisition of Portway

On July 31, 2019, the Company completed the acquisition of substantially all the assets of Portway under an Asset Purchase Agreement (the “Portway Purchase”). Portway is a provider of Harmonized System classifications and outsourced customs brokerage services. The Company accounted for the Portway Purchase as a business combination. As a result of the acquisition, the Company expanded its cross-border solutions. Acquisition-related costs of $0.2 million for the year ended December 31, 2019 were primarily for legal fees.

The total consideration transferrable related to this transaction was $24.3 million, consisting of $13.0 million paid in cash at closing, an additional $2.0 million of cash to be paid after eighteen months with an acquisition date fair value of $1.9 million, and an earnout provision fair valued upon acquisition at $9.4 million. The earnout is payable in the Company’s common stock no later than February 2021. The maximum number of shares of common stock that could be earned and transferred to the seller is 119,090 shares, which was based on a maximum payout value of $10.0 million and a per share value of $83.97 under the terms of the Portway Purchase. The earnout is based on the achievement of specific revenue and operating metrics through January 2021, and the shares (which were issued at closing and are held in escrow) will be forfeited and cancelled if the metrics are not achieved. The earnout was originally recognized at fair value at the date of the business combination and is recorded in noncurrent accrued earnout liabilities on the consolidated balance sheet as of December 31, 2019. The earnout liability is adjusted to fair value quarterly (see Note 3).

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

For the period from the date of the Portway acquisition through December 31, 2019, revenue was $1.0 million and pre-tax loss was $0.4 million from the Portway business.

6. Revenues

The Company adopted the new revenue recognition accounting standard ASC 606 effective January 1, 2019 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2019. See Note 2 for a description of the Company’s ASC 606 revenue recognition accounting policy. Financial results for 2019 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on the financial results for the year ended December 31, 2019. This includes the presentation of financial results during 2019 under ASC 605 for comparison to the prior year. The revenue recognition accounting policy for ASC 605 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. There were no changes to the Company’s ASC 605 policy during the year ended 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

Consolidated Balance Sheets – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated balance sheet (in thousands):

	December 31,			December 31,
	2019			2018
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Assets
Current assets:
Cash and cash equivalents	$466,950	$—	$466,950	$142,322
Trade accounts receivable—net of allowance for doubtful accounts	51,644	1,181	52,825	40,287
Deferred commissions	9,279	(9,279)	—	—
Prepaid expenses and other current assets	14,127	—	14,127	11,307
Total current assets before customer fund assets	542,000	(8,098)	533,902	193,916
Funds held from customers	24,383	—	24,383	13,113
Receivable from customers—net of allowance for doubtful accounts	420	—	420	270
Total current assets	566,803	(8,098)	558,705	207,299
Noncurrent assets:
Deferred commissions	29,137	(29,137)	—	—
Operating lease right-of-use assets—net	49,321	—	49,321	—
Property and equipment—net	34,997	—	34,997	33,373
Intangible assets—net	22,932	—	22,932	19,371
Goodwill	101,224	—	101,224	61,300
Other noncurrent assets	2,853	—	2,853	1,589
Total assets	$807,267	$(37,235)	$770,032	$322,932

Liabilities and shareholders' equity
Current liabilities:
Trade payables	$11,693	$—	$11,693	$4,847
Accrued expenses	62,104	(5,197)	56,907	42,101
Deferred revenue	160,271	6,125	166,396	125,260
Accrued earnout liabilities	4,120	—	4,120	116
Operating lease liabilities	8,756	—	8,756	—
Total current liabilities before customer fund obligations	246,944	928	247,872	172,324
Customer fund obligations	24,783	—	24,783	13,349
Total current liabilities	271,727	928	272,655	185,673
Noncurrent liabilities:
Deferred revenue	970	8,020	8,990	9,393
Accrued earnout liabilities	9,835	—	9,835	—
Operating lease liabilities	58,301	—	58,301	—
Deferred rent	—	—	—	17,317
Deferred tax liability	337	—	337	560
Other noncurrent liabilities	2,375	—	2,375	436
Total liabilities	343,545	8,948	352,493	213,379
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	—	—	—
Common stock	8	—	8	7
Additional paid-in capital	976,627	—	976,627	599,493
Accumulated other comprehensive loss	(2,719)	—	(2,719)	(2,345)
Accumulated deficit	(510,194)	(46,183)	(556,377)	(487,602)
Total shareholders’ equity	463,722	(46,183)	417,539	109,553
Total liabilities and shareholders' equity	$807,267	$(37,235)	$770,032	$322,932

AVALARA, INC.

Notes to Consolidated Financial Statements

Consolidated Statements of Operations – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statements of operations (in thousands, except per share amounts):

	For the Year Ended December 31,
	2019			2018	2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Revenue:
Subscription and returns	$355,181	$744	$355,925	$254,056	$199,942
Professional services	27,240	(158)	27,082	18,042	13,217
Total revenue	382,421	586	383,007	272,098	213,159
Cost of revenue:
Subscription and returns	97,824	—	97,824	66,556	48,849
Professional services	17,475	—	17,475	12,093	9,128
Total cost of revenue	115,299	—	115,299	78,649	57,977
Gross profit	267,122	586	267,708	193,449	155,182
Operating expenses:
Research and development	82,442	—	82,442	51,909	41,264
Sales and marketing	168,634	19,149	187,783	168,817	133,794
General and administrative	71,918	—	71,918	39,603	34,286
Restructuring charges	—	—	—	—	752
Goodwill impairment	—	—	—	9,174	8,418
Total operating expenses	322,994	19,149	342,143	269,503	218,514
Operating loss	(55,872)	(18,563)	(74,435)	(76,054)	(63,332)
Other (income) expense:
Interest income	(6,037)	—	(6,037)	(1,553)	(77)
Interest expense	289	—	289	2,608	2,585
Other (income) expense, net	(865)	—	(865)	(583)	(495)
Total other (income) expense, net	(6,613)	—	(6,613)	472	2,013
Loss before income taxes	(49,259)	(18,563)	(67,822)	(76,526)	(65,345)
Provision for (benefit from) income taxes	955	—	955	(976)	(1,219)
Net loss	$(50,214)	$(18,563)	$(68,777)	$(75,550)	$(64,126)

Net loss per share attributable to common shareholders, basic and diluted	$(0.68)	$(0.25)	$(0.94)	$(1.95)	$(11.39)
Weighted average shares of common stock outstanding, basic and diluted	73,345		73,345	38,692	5,632

AVALARA, INC.

Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Loss – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statements of comprehensive loss (in thousands):

	For the Year Ended December 31,
	2019			2018	2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Net loss	$(50,214)	$(18,563)	$(68,777)	$(75,550)	$(64,126)
Other comprehensive income (loss)—Foreign currency translation	(374)	—	(374)	(2,683)	1,806
Total comprehensive loss	$(50,588)	$(18,563)	$(69,151)	$(78,233)	$(62,320)

AVALARA, INC.

Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows – Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard

The following schedule summarizes the impacts from the adoption of the new revenue recognition standard on the consolidated statements of cash flows (in thousands):

	For the Year Ended December 31,
	2019			2018	2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
Cash flows from operating activities:
Net loss	$(50,214)	$(18,563)	$(68,777)	$(75,550)	$(64,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	34,349	—	34,349	15,921	11,757
Depreciation and amortization	15,807	—	15,807	12,802	10,859
Goodwill impairment	—	—	—	9,174	8,418
Deferred tax benefit	(223)	—	(223)	(1,294)	(1,307)
Amortization of deferred rent	-	—	-	190	(698)
Non-cash operating lease costs	5,000	—	5,000	—	—
Non-cash change in earnout liabilities	(1,043)	—	(1,043)	(402)	(715)
Non-cash bad debt expense (recovery)	1,367	—	1,367	(288)	(86)
Other	340	—	340	559	270
Changes in operating assets and liabilities:
Trade accounts receivable	(12,862)	(372)	(13,234)	(13,508)	159
Prepaid expenses and other current assets	(3,544)	—	(3,544)	(4,850)	(1,055)
Deferred commissions	(19,149)	19,149	—	—	—
Other noncurrent assets	(1,265)	—	(1,265)	(808)	725
Trade payables	5,783	—	5,783	(4,419)	(112)
Accrued expenses	16,246	(3,107)	13,139	15,266	2,124
Deferred revenue	37,558	2,893	40,451	42,422	19,752
Operating lease liabilities	(5,764)	—	(5,764)	—	—
Deferred rent	—	—	—	1,723	10,494
Net cash provided by (used in) operating activities	22,386	—	22,386	(3,062)	(3,541)
Cash flows from investing activities:
Purchase of property and equipment	(10,180)	—	(10,180)	(15,483)	(13,955)
Cash paid for acquisitions of businesses	(30,310)	—	(30,310)	—	—
Cash paid for acquired intangible assets	(139)	—	(139)	(5,002)	—
Net (increase) decrease in customer fund assets	(11,506)	—	(11,506)	118	(2,301)
Net cash used in investing activities	(52,135)	—	(52,135)	(20,367)	(16,256)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	274,705	—	274,705	192,510	—
Payments of deferred financing costs	(555)	—	(555)	(2,084)	(1,240)
Payments on credit facility	—	—	—	(63,000)	(2,935)
Proceeds from credit facility	—	—	—	23,000	17,605
Repayment of note payable	—	—	—	(234)	—
Payments of debt issuance costs	—	—	—	—	(469)
Proceeds from exercise of stock options and common stock warrants	58,019	—	58,019	7,041	920
Proceeds from purchases of stock under employee stock purchase plan	12,293	—	12,293	—	—
Taxes paid related to net share settlement of stock-based awards	(1,183)	—	(1,183)	(2,365)	(811)
Repurchase of shares	—	—	—	(1,806)	—
Payment related to business combination earnouts	(375)	—	(375)	(1,523)	(1,662)
Payments on capital leases	—	—	—	—	(14)
Net increase (decrease) in customer fund obligations	11,506	—	11,506	(118)	2,301
Net cash provided by financing activities	354,410	—	354,410	151,421	13,695
Foreign currency effect on cash and cash equivalents	(33)	—	(33)	255	(53)
Net change in cash and cash equivalents	324,628	—	324,628	128,247	(6,155)
Cash and cash equivalents—Beginning of period	142,322	—	142,322	14,075	20,230
Cash and cash equivalents—End of period	$466,950	—	$466,950	$142,322	$14,075

AVALARA, INC.

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenue (U.S.):
Subscription and returns
Tax determination	$203,584	$147,847	$114,575
Tax returns and compliance management	127,815	91,239	74,454
Interest income on funds held for customers	3,213	1,055	—
Total subscription and returns	334,612	240,141	189,029
Professional services	24,399	15,126	12,476
Total revenue (U.S.)	359,011	255,267	201,505
Total revenue (non-U.S.)	23,410	16,831	11,654
Total revenue	$382,421	$272,098	$213,159

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as current and non-current deferred revenue. To the extent that a contract does not exist, as defined by ASC 606 (e.g. customer agreements with non-standard termination rights), these liabilities are classified as contract liabilities. Contract liabilities are transferred to deferred revenue at the point in time when the criteria that establish the existence of a contract are met.

Contract Liabilities

A summary of the activity impacting the contract liabilities during the year ended December 31, 2019 is presented below (in thousands):

Contract Liabilities
Balance at December 31, 2018	$—
Adoption of ASC 606	2,090
Contract liabilities transferred to deferred revenue	(6,938)
Addition to contract liabilities	10,045
Balance at December 31, 2019	$5,197

As of December 31, 2019, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

AVALARA, INC.

Notes to Consolidated Financial Statements

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the year ended December 31, 2019 is presented below (in thousands):

Deferred Revenue
Balance at December 31, 2018	$134,653
Adoption of ASC 606	(11,250)
Revenue recognized	(382,421)
Additional amounts deferred	420,259
Balance at December 31, 2019	$161,241

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the year ended December 31, 2019 is presented below (in thousands):

Deferred Commissions
Balance at December 31, 2018	$—
Adoption of ASC 606	19,267
Additional commissions deferred	26,403
Amortization of deferred commissions	(7,254)
Balance at December 31, 2019	$38,416

As of December 31, 2019, $9.3 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the year ended December 31, 2019. There were no assets recognized related to the costs to fulfill contracts during the year ended December 31, 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of December 31, 2019, amounts allocated to these additional contractual obligations are $35.9 million, of which $35.5 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

AVALARA, INC.

Notes to Consolidated Financial Statements

7. Intangible Assets

Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,390	$(11,403)	$8,987
Developed technology	3 to 8	36,422	(22,659)	13,763
Noncompete agreements	3 to 5	777	(612)	165
Tradename and trademarks	1 to 4	452	(435)	17
		$58,041	$(35,109)	$22,932

		December 31, 2018
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$15,412	$(9,202)	$6,210
Developed technology	3 to 8	30,935	(17,806)	13,129
Noncompete agreements	3 to 5	574	(542)	32
Tradename and trademarks	1 to 4	420	(420)	—
		$47,341	$(27,970)	$19,371

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $7.1 million, $6.0 million, and $5.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Future amortization expense as of December 31, 2019, related to these finite-lived intangible assets is expected to be as follows (in thousands):

Years Ending December 31
2020	$6,423
2021	5,157
2022	4,192
2023	3,776
2024	2,829
Thereafter	555
$22,932

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired certain intangible assets from Atlantax Systems, Inc (“Atlantax”) pursuant to a purchase arrangement structured to incent Atlantax to convert their existing customers to become Avalara customers. Total consideration for the purchase is based on an earnout computed on future revenue recognized by the Company over the next four years, up to a maximum of $1.9 million. At closing, the Company funded $0.4 million to Atlantax as a prepayment against future earnings. The total prepayment of $0.4 million was capitalized as a customer relationship intangible asset and is being amortized using an estimated useful life of five years. As future earnout payments become known, those costs will be capitalized as part of the customer relationship asset and amortized over the remaining useful life. No earnout payments were earned or paid to Atlantax in 2018 or 2019.The Company incurred immaterial legal costs related to the transaction that were capitalized as part of the customer relationship asset.

AVALARA, INC.

Notes to Consolidated Financial Statements

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future revenue and billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash and common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023, with the first earnout period ending December 31, 2018. The cash portion of the earnout is computed based on eligible billings in the measurement period. The number of shares of common stock to be issued is computed based on the eligible revenue recognized in the measurement period divided by the average closing price of the Company’s common stock during the last ten days of the measurement period

At closing, the Company made a $1.5 million cash payment to the Sellers and made an additional $2.5 million cash payment in June 2018. Under the asset purchase agreement, the Company was also required to issue 113,122 shares of common stock, all of which have been issued, as follows: 37,708 shares on November 29, 2018, 37,708 shares on May 29, 2019, and 37,706 shares on November 29, 2019. While the initial cash payments totaling $4.0 million are non-refundable, they are a prepayment against future earnout payments and will reduce the future cash portion of the earnout. The earnout payments, initial cash payments and equity issuances described above are all subject to clawback or set-off, as applicable, in the event of certain claims for which the Company is indemnified by the Sellers and their shareholders.

The Company incurred approximately $0.1 million in legal costs related to the transaction that were capitalized as part of the developed technology asset. As of December 31, 2018, total consideration of $7.1 million, consisting of the cash paid, the fair value of the Company’s common stock on the date of the asset purchase, and the transaction costs incurred, was allocated to the acquired assets based on the relative fair value, consisting of a $6.6 million developed technology intangible asset that will be amortized using an estimated useful life of 6 years and a $0.5 million current other receivable for a refundable tax credit owed to the Company related to transfer taxes paid to the Sellers. As future earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. As of December 31, 2018, an earnout liability of $0.1 million was recorded within accrued expenses on the consolidated balance sheet. During 2019, the Company paid $0.1 million and issued 2,310 shares of common stock to the Sellers for the earnout measurement periods ended December 31, 2018 and June 30, 2019. As of December 31, 2019, an earnout liability of $0.2 million was recorded within the current portion of accrued earnout liabilities for cash and common stock payable to the Sellers for the earnout period ended December 31, 2019.

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2019, are summarized as follows (in thousands):

Balance—December 31, 2018	$61,300
Acquisition of Compli	12,807
Acquisition of Indix	4,953
Acquisition of Portway	22,376
Cumulative translation adjustments	(212)
Balance—December 31, 2019	$101,224

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

AVALARA, INC.

Notes to Consolidated Financial Statements

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

The Company had no goodwill associated with the Brazilian reporting unit in 2019, and as such, no goodwill impairment test was performed for the Brazil reporting unit as part of the 2019 annual impairment test. During the third quarter of 2018, the Company updated its long-term cash flow forecast for the Brazilian reporting unit to reflect recent performance indicators that suggested it will take longer to execute on the Company’s long-term strategies to achieve anticipated growth and cash flow objectives. The updated long-term cash flow forecast indicated a longer time horizon to positive cash flow, compared to the previous update in the fourth quarter of 2017. As a result, management concluded that there was an interim triggering event and performed an impairment test during the third quarter of 2018. This resulted in a $9.2 million impairment of the Brazilian goodwill reporting unit, which was recorded during the third quarter of 2018. The goodwill impairment charge is included in goodwill impairment in the consolidated statements of operations.

The Company used a quantitative approach to measure the fair value of its Brazilian reporting unit in 2018 using a discounted cash flow approach, which is a Level 3 measurement. The Company concluded it was not appropriate to use a market valuation approach due primarily to a lack of publicly traded companies in similar businesses. The discounted cash flow analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, determination of the Company’s weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested, and determination of revenue multiples, which are based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting unit. The weighted average cost of capital used in the Company’s analysis was 30%. Upon completion of the analysis, the fair value of the Brazilian reporting unit was substantially less than the carrying value, resulting in an impairment of the remaining carrying value of goodwill for that reporting unit.

In the first ten months of 2017, the Brazilian reporting unit did not meet revenue or cash flow objectives due primarily to longer than expected integration efforts and a smaller proportion of recurring revenues than previously anticipated. This led to a delay in the forecasted timing of future revenue and cash flow compared to previous expectations. In addition to delaying cash flows, management also updated its internal forecast to reflect lower assumed future revenue growth rates. As a result, management concluded that an $8.4 million impairment adjustment was required in the fourth quarter of 2017. The goodwill impairment charge is included in goodwill impairment in the consolidated statements of operations.

The Company had $17.6 million of accumulated goodwill impairment as of December 31, 2019 and 2018.

8. Leases

The Company adopted the new lease accounting standard ASC 842 effective January 1, 2019 using the modified retrospective transition method. See Note 2 for a description of the Company’s ASC 842 lease accounting policy. Financial results for 2019 are presented in compliance with ASC 842. Historical financial results prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under ASC 840. This note includes additional information regarding the impacts from the adoption of ASC 842 on the financial results for the year ended December 31, 2019. The lease accounting policy for ASC 840 is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company has non-cancelable operating leases primarily for office facilities in the United States, Canada, United Kingdom, Belgium, Brazil and India that expire through 2028. The remaining operating leases are primarily comprised of leases of office equipment. As of December 31, 2019, the leases have remaining terms of 0.5 to 8.8 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within 2.5 years. Options to extend or terminate a lease which are not reasonably certain to be exercised are not included in the lease term or in the lease payments for purposes of determining the operating lease right-of-use asset and operating lease liability. As of December 31, 2019, the Company was not reasonably certain it would exercise any of its options to extend or terminate a lease and as such, those options are not recognized as part of the operating lease right-of-use assets and operating lease liabilities. The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants. As of December 31, 2019, the Company does not have any finance leases.

The following table presents future lease payments for long-term operating leases as of December 31, 2019 (in thousands):

Period	Operating Lease Commitments
2020	$13,027
2021	13,155
2022	12,424
2023	11,764
2024	10,307
Thereafter	23,346
Total	$84,023
Less: Imputed interest	(16,966)
Total operating lease liabilities (1)	$67,057

(1)	Future lease payments have not been reduced by future sublease receipts of $3.9 million due under noncancelable subleases.

As of December 31, 2019, the Company had operating leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements total $13.0 million, beginning January 2020 and are payable over lease terms ranging from 4.4 to 7 years.

The following table presents supplemental balance sheet information related to operating leases recorded as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	6.9%

The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs	$9,329
Variable lease costs	2,562
Short-term lease costs	1,065
Sublease income	(1,448)
Total lease cost, net	$11,508

AVALARA, INC.

Notes to Consolidated Financial Statements

Previous Lease Standard Disclosures (ASC 840)

Under ASC 840, the previous lease standard, rent expense was $9.9 million and $5.7 million for the years ended December 31, 2018 and 2017, respectively. Sublease income was $0.3 million for the year ended December 31, 2018 with no sublease income for the year ended December 31, 2017.

The Company’s obligation for payments under its leases as of December 31, 2018 was as follows (in thousands):

Years Ending December 31	Operating Leases
2019	$9,095
2020	9,533
2021	10,048
2022	9,585
2023	8,965
Thereafter	32,729
Total minimum lease payments(1)	$79,955

(1)	Minimum lease payments above have not been reduced by minimum sublease rentals of $5.4 million due in the future under noncancelable subleases.

9. Commitments and Contingencies

Commitments

The Company has purchase commitments related to network infrastructure, hosting services, and software licenses that extend up to two years beyond December 31, 2019. The Company’s obligation for future payments under these contracts is $8.2 million and $5.9 million for the years ending December 31, 2020 and 2021, respectively.

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

Pursuant to the Company’s agreement with the SST Governing Board, Inc., the Company calculates and remits sales taxes to certain states on behalf of its customers, and that agreement contains provisions detailing the circumstances under which the Company may become liable to member states in the event of delinquent payment of taxes. In a situation where the state is conducting a sales tax audit and the Company’s customer has declared bankruptcy or otherwise terminated operations before the appropriate documentation or tax liabilities have been remitted to the taxing jurisdiction, the Company could be held to be financially responsible for certain tax liabilities.

AVALARA, INC.

Notes to Consolidated Financial Statements

The Company accrues for estimated losses for SST sales tax audits at the time it recognizes revenue based on an evaluation of the history of loss in comparison to historical revenue. The Company adjusts this estimate as needed when actual experience differs from previously recorded amounts, or when a particularly significant or unusual claim or liability is deemed probable of payment by the Company. The reserve for estimated losses from SST sales tax audits is $0.1 million as of both December 31, 2019 and 2018.

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of December 31, 2019 and 2018, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of December 31, 2019 or 2018 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

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

10. Debt

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

AVALARA, INC.

Notes to Consolidated Financial Statements

11. Convertible Preferred Stock and Shareholders’ Equity

Authorized Capital—Common Stock and Preferred Stock

Under the Amended and Restated Articles of Incorporation, which became effective in June 2018, the Company is authorized to issue two classes of stock designated as common stock and preferred stock. The Company’s total authorized capital stock is 620,000,000 shares, consisting of 600,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

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

During 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million. No repurchases occurred in 2019. As of December 31, 2019, 77,447,620 shares of the Company’s common stock were outstanding.

Reverse Stock Split and Convertible Preferred Stock

On May 10, 2018, the Company effected a 2-to-1 reverse stock split of outstanding common stock, including outstanding stock options and common stock warrants. All common share and per common share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect the reverse stock split. Series Preferred Stock amounts have been adjusted retrospectively only where the conversion to common stock is presented. As a result of the reverse stock split, the applicable conversion price was increased for each series of outstanding Series Preferred Stock. Immediately prior to the completion of the IPO, all outstanding shares of preferred stock converted into 50,888,014 shares of the Company’s common stock on a 2-to-1 basis. As of December 31, 2019 and 2018, there were no shares of convertible preferred stock issued and outstanding.

Common Stock Warrants

Prior to the Company’s IPO in 2018, common stock warrants were granted to the Company’s Board of Directors for services provided. No common stock warrants were issued in 2019. During both 2018 and 2017, the Company issued 80,000 common stock warrants with weighted average exercise prices of $16.60 and $13.84 per share, respectively. The warrants were valued with a grant date fair value of $0.5 million in both periods and were expensed as general and administrative expenses for the years ended December 31, 2018 and 2017. The common stock warrants contained net settlement provisions that allowed for net exercise and expired in connection with the closing of a public offering of the Company’s common stock, if unexercised at that date. During 2018, and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. See Note 12 for further discussion of how the Company accounts for stock-based compensation.

AVALARA, INC.

Notes to Consolidated Financial Statements

Warrant Instruments

There were no warrants to purchase common stock outstanding as of December 31, 2019 and 2018.

As of December 31, 2017, the following warrants to purchase common stock were outstanding:

Class	Shares (In thousands)	Exercise Price	Fair Value at Issuance	Term (Years)
Common stock	490	$1.50 to $13.84	$0.178 to $6.280	10

12. Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of December 31, 2019, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the ESPP.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of December 31, 2019, 2,652,632 shares were subject to outstanding awards and 6,347,919 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of December 31, 2019, there were 4,740,391 shares subject to outstanding stock options under the 2006 Plan.

In 2019 the Company amended its Outside Director Compensation Policy to modify the vesting provisions for nonemployee director awards in the event of certain terminations of service. The modification resulted in an acceleration of share-based compensation expense for nonemployee director awards in the third quarter of 2019.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Stock-based compensation cost:
Common stock warrants	$—	$512	$484
Stock options	16,489	13,279	11,295
Restricted stock units	14,585	90	—
Employee stock purchase plan	3,326	2,069	—
Total stock-based compensation cost	$34,400	$15,950	$11,779

AVALARA, INC.

Notes to Consolidated Financial Statements

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2019	11,094,070	$12.17	6.81	$210,523
Options granted	1,020,810	46.15
Options exercised	(5,924,142)	9.80
Options cancelled or expired	(305,996)	19.36
Options outstanding as of December 31, 2019	5,884,742	20.09	7.22	312,838
Options exercisable as of December 31, 2019	2,944,795	$12.92	6.17	$177,649

A summary of options outstanding and vested as of December 31, 2019 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	32,913	1.4	32,913	1.4
2.86 to 6.40	209,126	3.3	209,126	3.3
8.04 to 11.72	498,869	4.2	498,869	4.2
12.20 to 15.06	2,227,421	6.7	1,587,924	6.5
16.06 to 24.00	1,772,062	8.1	560,632	8.1
31.99 to 42.21	847,010	9.0	42,839	8.7
55.10 to 79.25	297,341	9.5	12,492	9.3
	5,884,742		2,944,795

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $318.5 million, $17.4 million, and $6.6 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018, and 2017, was $19.80, $9.07, and $6.44 per share, respectively. During the year ended December 31, 2019, 2,141,078 options vested. There were 2,939,947 options unvested as of December 31, 2019.

As of December 31, 2019, $30.3 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.5 years.

AVALARA, INC.

Notes to Consolidated Financial Statements

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

	For the Year Ended December 31,
	2019	2018	2017
Fair market value of common stock	$39.76 - $79.25	$16.86 - $42.21	$13.84 - $16.06
Volatility	40%	40%	40% to 43%
Expected term	5-6 years	6 years	6 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	1.68% - 2.65%	2.55% - 3.10%	2.02% - 2.22%

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

AVALARA, INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for 2019:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2019	74,424	$32.69
RSUs granted	1,605,267	52.30
RSUs vested	(52,827)	63.15
RSUs cancelled	(118,583)	45.05
RSUs outstanding as of December 31, 2019	1,508,281	$51.52

Stock-based compensation cost is recorded on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of December 31, 2019, $66.6 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.3 years.

Employee Stock Purchase Plan

In April 2018, the Company’s Board of Directors adopted the ESPP. The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering period began on June 15, 2018 and ended on January 31, 2019. Subsequent offering periods begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

Under the ESPP, eligible employees can acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Employees generally are eligible to participate in the ESPP if they are a U.S. employee and are employed for at least 20 hours per week. The Company may impose additional restrictions on eligibility. Eligible employees can select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period in the applicable offering period. An employee’s participation automatically ends upon termination of employment for any reason. As of December 31, 2019, 1,157,498 shares of common stock are reserved for sale under the ESPP.

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

As of December 31, 2019, there was approximately $0.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2019 and ended January 31, 2020.

AVALARA, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2019	2018
Fair market value of common stock	$40.60 to $82.12	$24.00 to $38.18
Volatility	40%	40%
Expected term	0.5 years	0.5 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	2.04% to 2.59%	2.90% to 2.96%

13. Income Taxes

Domestic and foreign components of loss before income tax are as follows (in thousands):

	December 31,
	2019	2018	2017
Domestic	$(30,272)	$(48,949)	$(41,575)
Foreign	(18,987)	(27,577)	(23,770)
Total	$(49,259)	$(76,526)	$(65,345)

Major components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,178	317	87
Total current income tax provision	1,178	317	87
Deferred:
Federal	90	(825)	(368)
State	53	64	90
Foreign	(366)	(532)	(1,028)
Total deferred income tax benefit	(223)	(1,293)	(1,306)
Total	$955	$(976)	$(1,219)

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, (1) reduction of the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) introduction of a new foreign tax on global intangible low-taxed income, and (5) removal of the definite carryback and carryforward periods of NOLs for an indefinite carryforward.

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

It is the Company’s intention to reinvest the earnings of non-U.S. subsidiaries in those operations. As of December 31, 2019, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Reconciliation of Provision (Benefit) for Income Taxes

Major differences between the U.S. statutory rate (21%, 21%, and 35%, for 2019, 2018, and 2017, respectively) and the effective tax rate are as follows (in thousands):

	December 31,
	2019	2018	2017
Tax at statutory rate	$(10,345)	$(16,071)	$(22,871)
State taxes	(1,941)	(3,375)	(2,531)
Research and development credits	(2,285)	(471)	(1,460)
Changes in tax law	—	—	(840)
Stock-based compensation	(67,718)	(3,246)	(3,110)
Goodwill impairment	—	3,119	2,903
Impact of foreign operations	1,373	(2,488)	1,815
Change in valuation allowance	80,284	20,006	21,644
Intercompany intangible asset sale	—	1,811	—
Other	1,587	(261)	3,231
Total	$955	$(976)	$(1,219)

AVALARA, INC.

Notes to Consolidated Financial Statements

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$171,192	$91,529
Stock-based compensation	8,015	8,219
Deferred revenue	186	2,186
Research and development credit, net of uncertain tax position reserve	6,342	4,182
Operating lease liabilities	16,437	—
Definite lived intangibles	434	—
Other	5,831	7,134
Total deferred tax assets	208,437	113,250
Deferred tax liabilities:
Deferred commissions	(9,581)	—
Operating lease right-of-use assets	(12,037)	—
Fixed assets	(3,876)	(3,716)
Definite lived intangibles	—	(590)
Indefinite-lived intangibles	(2,154)	(1,652)
Other	(13)	—
Total deferred tax liabilities	(27,661)	(5,958)
Net deferred tax assets before valuation allowance	180,776	107,292
Valuation allowance	(181,113)	(107,852)
Net deferred tax liability	$(337)	$(560)

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $651.9 million and $342.5 million, respectively, and state NOLs of approximately $448.2 million and $219.2 million, respectively. If not utilized, the federal and state NOLs will expire in varying amounts beginning in 2024 for federal purposes and 2020 for state purposes. In addition, the Company has $358.9 million of net operating loss carryforwards for federal income tax purposes that arose after the 2017 tax year, which are available to reduce future federal taxable income, if any, over an indefinite period. The utilization of those net operating loss carryforwards is limited to 80% of taxable income in any given year. The Company recently performed a Section 382 study to determine whether the use of its organically generated NOLs was subject to limitation and concluded that a Section 382 limitation would apply due to a change of ownership in 2019. None of the NOLs are expected to expire unused as a result of the Section 382 limitation. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs.

As of December 31, 2019 and 2018, the Company had foreign net operating loss carryforwards of approximately $46.1 million and $29.0 million, respectively. The foreign net operating loss carryforwards may be carried forward indefinitely.

The Company has U.S. research and development credit carryforwards of $12.3 million as of December 31, 2019, which will begin to expire in 2030.

AVALARA, INC.

Notes to Consolidated Financial Statements

Accounting for Uncertainty in Income Taxes

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

The Company has established an accrual for uncertain tax positions related to its U.S. research and development credits and for the valuation of intellectual property transferred between international entities. As of December 31, 2019 and 2018, the Company has $5.2 million and $4.1 million of unrecognized tax benefits, of which the total amount that would impact the effective tax rate, if recognized, is $0.2 million. As of December 31, 2019, the Company has recorded an immaterial amount of interest penalties related to its unrecognized tax benefits, which are classified as a component of income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

A reconciliation of the beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Balance at January 1	$4,118	$3,300	$2,727
Additions for tax positions related to the current year	1,435	1,446	867
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	(343)	(628)	(294)
Reductions related to settlements	—	—	—
Reductions related to a lapse of statute	—	—	—
Balance at December 31	$5,210	$4,118	$3,300

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With limited exceptions, all tax years for which the Company has filed a tax return remain open due to the existence of NOLs.

14. Net Loss Per Share Attributable to Common Shareholders

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

AVALARA, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common shareholders	$(50,214)	$(75,550)	$(64,126)
Denominator:
Weighted-average common shares outstanding-basic	73,345	38,692	5,632
Dilutive effect of share equivalents resulting from stock options, restricted stock units, common stock warrants, ESPP shares and convertible preferred shares (as converted)	—	—	—
Weighted-average common shares outstanding-diluted	73,345	38,692	5,632
Net loss per common share, basic and diluted	$(0.68)	$(1.95)	$(11.39)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Options to purchase common shares	7,987	11,271	10,507
Unvested restricted stock units	1,157	9	—
Employee stock purchase plan shares	13	71	—
Common stock warrants	—	236	580
Convertible preferred shares (as converted)	—	23,562	50,893
Total	9,157	35,149	61,980

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2019.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 due to the material weakness identified and described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company has not maintained effective internal control over financial reporting.

The Company has a material weakness as it lacks adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards. This material weakness led to the following individual significant deficiencies:

•	Design and implementation of controls over a portion of the underlying data used to derive the accounting entries related to the adoption of ASC 606;
•	Design and implementation of control activities to address changes in ongoing revenue and deferred commission accounting following the adoption of ASC 606;
•	Design and implementation of controls related to the enforcement of segregation of duties in key areas of financial reporting, including sales order pricing and approvals; and
•	Operating effectiveness of controls related to the review of manual journal entries.

These deficiencies resulted in immaterial errors to the Company’s consolidated financial statements that were not detected timely through the Company’s internal controls over financial reporting.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2019, and has issued an adverse opinion on the effectiveness of our internal controls over financial reporting, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We adopted the new lease accounting standard, ASC 842, during the three months ended December 31, 2019 due to the loss of EGC status. We applied this adoption back to January 1, 2019 in this Annual Report on Form 10-K for the year ended December 31, 2019, using the modified retrospective transition method. As a result, we implemented changes to our relevant business processes and internal controls over financial reporting. There were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Activities

The Company is working to remediate the material weakness and resulting significant deficiencies in internal control over financial reporting and is taking steps to improve the internal control environment.  Specifically, the Company is:

•	Enhancing monitoring controls to timely respond to changes in key processes, including any required changes to the design of process level controls;
•	Enhancing processes and review controls around revenue recognition and the deferral of commission costs;
•	Implementing system controls, enhancements and automation to reduce manual error-prone processes;
•	Enhancing user access reviews and monitoring controls, where appropriate, to improve segregation of duties; and
•	Implementing additional training to improve documentation that supports effective control operation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-224850) filed with the SEC on June 4, 2018)

4.2*	Description of the Registrant’s securities

10.1+

Avalara, Inc. 2006 Equity Incentive Plan, as amended, and related forms of award agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.2+

Avalara, Inc. 2018 Equity Incentive Plan, as amended and restated, and related forms of award agreements (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.3*+	Avalara, Inc. 2019 Executive, Sales & Marketing Leadership Bonus Plan

10.4*+	Avalara, Inc. 2020 Executive and Leadership Bonus Plan

10.5+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.6+

Avalara, Inc. Outside Director Compensation Policy, amended and restated as of July 25, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on November 6, 2019)

10.7+

Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.8+

Executive Employment Agreement between the Registrant and Scott McFarlane dated June 19, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.9+

Executive Employment Agreement between the Registrant and William Ingram dated June 19, 2017 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.10+

Executive Employment Agreement between the Registrant and Alesia Pinney dated June 19, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.11+

Executive Employment Agreement between the Registrant and Pascal Van Dooren dated April 13, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.12*+	Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019

10.13

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

10.20

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

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalara, Inc.

Date: February 28, 2020	By:	/s/ Scott M. McFarlane
Scott M. McFarlane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott M. McFarlane	Director, Chairman, and Chief Executive Officer	February 28, 2020
Scott M. McFarlane	(Principal Executive Officer)

/s/ William D. Ingram	Director, Chief Financial Officer, and Treasurer	February 28, 2020
William D. Ingram	(Principal Financial Officer)

/s/ Daniel E. Manning	Chief Accounting Officer	February 28, 2020
Daniel E. Manning	(Principal Accounting Officer)

/s/ Marion R. Foote	Director	February 28, 2020
Marion R. Foote

/s/ Edward A. Gilhuly	Director	February 28, 2020
Edward A. Gilhuly

/s/ Tami L. Reller	Director	February 28, 2020
Tami L. Reller

/s/ Justin L. Sadrian	Director	February 28, 2020
Justin L. Sadrian

/s/ Rajeev Singh	Director	February 28, 2020
Rajeev Singh

/s/ Chelsea R. Stoner	Director	February 28, 2020
Chelsea R. Stoner

/s/ Kathleen M. Zwickert	Director	February 28, 2020
Kathleen M. Zwickert