Form 10-Q
period 2020-03-31
AVALARA, INC.
filed 2020-05-08
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, the registrant had 78,422,284 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this report and our management's good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
•	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
•	the timing of our introduction of new solutions or updates to existing solutions;
•	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
•	our ability to maintain and expand our strategic relationships with third parties;
•	our ability to deliver our solutions to customers without disruption or delay;
•	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
•	our ability to expand our international reach;
•	the potential effects on our business of events beyond our control such as the current novel coronavirus (“COVID-19”) pandemic; and
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) under Part I, Item 1A, “Risk Factors.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$450,535	$466,950
Trade accounts receivable—net of allowance for doubtful accounts of $2,233 and $1,179, respectively	53,797	51,644
Deferred commissions	9,676	9,279
Prepaid expenses and other current assets	18,872	14,127
Total current assets before customer fund assets	532,880	542,000
Funds held from customers	28,096	24,383
Receivable from customers—net of allowance of $305 and $270, respectively	588	420
Total current assets	561,564	566,803
Noncurrent assets:
Deferred commissions	30,990	29,137
Operating lease right-of-use assets—net	53,929	49,321
Property and equipment—net	34,185	34,997
Intangible assets—net	20,949	22,932
Goodwill	101,035	101,224
Other noncurrent assets	3,237	2,853
Total assets	$805,889	$807,267
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$15,289	$11,693
Accrued expenses	45,187	62,104
Deferred revenue	164,699	160,271
Accrued earnout liabilities	3,671	4,120
Operating lease liabilities	10,140	8,756
Total current liabilities before customer fund obligations	238,986	246,944
Customer fund obligations	28,817	24,783
Total current liabilities	267,803	271,727
Noncurrent liabilities:
Deferred revenue	670	970
Accrued earnout liabilities	—	9,835
Operating lease liabilities	59,887	58,301
Deferred tax liability	399	337
Other noncurrent liabilities	836	2,375
Total liabilities	329,595	343,545
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value– no shares issued and outstanding at March 31, 2020 and December 31, 2019, and 20,000 shares authorized as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value– 78,295 and 77,448 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively, and 600,000 shares authorized as of March 31, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,003,857	976,627
Accumulated other comprehensive loss	(2,094)	(2,719)
Accumulated deficit	(525,477)	(510,194)
Total shareholders’ equity	476,294	463,722
Total liabilities and shareholders' equity	$805,889	$807,267

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Subscription and returns	$105,546	$78,231
Professional services	5,897	6,739
Total revenue	111,443	84,970
Cost of revenue:
Subscription and returns	29,517	20,978
Professional services	4,737	4,329
Total cost of revenue	34,254	25,307
Gross profit	77,189	59,663
Operating expenses:
Research and development	25,847	15,956
Sales and marketing	49,634	39,319
General and administrative	21,388	15,234
Total operating expenses	96,869	70,509
Operating loss	(19,680)	(10,846)
Other (income) expense:
Interest income	(1,442)	(767)
Interest expense	—	111
Other (income) expense, net	(3,372)	48
Total other (income) expense, net	(4,814)	(608)
Loss before income taxes	(14,866)	(10,238)
Provision for (benefit from) income taxes	417	116
Net loss	$(15,283)	$(10,354)

Net loss per share attributable to common shareholders, basic and diluted	$(0.20)	$(0.15)
Weighted average shares of common stock outstanding, basic and diluted	77,904	68,381

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(15,283)	$(10,354)
Other comprehensive income (loss)—Foreign currency translation	625	(462)
Total comprehensive loss	$(14,658)	$(10,816)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,283)	$(10,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,731	6,560
Depreciation and amortization	4,091	3,681
Deferred tax expense	62	39
Non-cash operating lease costs	1,956	1,054
Non-cash change in earnout liabilities	(2,509)	—
Non-cash bad debt expense	631	222
Other	192	58
Changes in operating assets and liabilities:
Trade accounts receivable	(2,750)	(5,535)
Prepaid expenses and other current assets	(4,745)	(1,705)
Deferred commissions	(2,250)	(5,266)
Other noncurrent assets	(384)	(236)
Trade payables	3,659	3,590
Accrued expenses	(18,568)	(10,373)
Deferred revenue	4,128	9,031
Operating lease liabilities	(2,230)	(1,187)
Net cash used in operating activities	(24,269)	(10,421)
Cash flows from investing activities:
Purchase of property and equipment	(1,600)	(2,114)
Cash paid for acquisitions of businesses	—	(17,310)
Cash paid for acquired intangible assets	—	(131)
Net increase in customer fund assets	(3,915)	(7,224)
Net cash used in investing activities	(5,515)	(26,779)
Cash flows from financing activities:
Payments of deferred financing costs	—	(39)
Proceeds from exercise of stock options and common stock warrants	7,928	27,311
Proceeds from purchases of stock under employee stock purchase plan	5,716	7,664
Taxes paid related to net share settlement of stock-based awards	—	(93)
Payment related to business combination earnouts	(3,760)	—
Payment related to asset acquisition earnouts	(65)	—
Net increase in customer fund obligations	3,915	7,143
Net cash provided by financing activities	13,734	41,986
Foreign currency effect on cash and cash equivalents	(365)	(230)
Net change in cash and cash equivalents	(16,415)	4,556
Cash and cash equivalents—Beginning of period	466,950	142,322
Cash and cash equivalents—End of period	$450,535	$146,878

(Continued)

	For the Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$63
Cash paid for operating lease liabilities	3,108	2,110
Cash paid for income taxes	320	77

Non-cash investing and financing activities:
Stock issued related to business combinations	$3,750	$—
Accrued purchase price related to acquisitions	—	2,984
Accrued value of earnout related to acquisitions of businesses	—	5,952
Property and equipment additions in accounts payable and accrued expenses	743	938
Deferred financing costs in accounts payable and accrued expenses	—	272
Fair value of common stock issued to purchase intangible assets	87	50
Operating lease right-of-use assets in exchange for lease obligations	6,562	2,388

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with tax requirements for transactions worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes, such as sales and use tax, value-added tax (VAT), fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries in Brazil, Canada, Europe, and India that provide business development, software development, and support services.
2.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The accompanying interim consolidated balance sheet as of March 31, 2020, the consolidated interim statements of operations for the three months ended March 31, 2020 and 2019, the consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019, and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Prior Period Restatements and Adjustments

In preparing the 2019 annual consolidated financial statements, the Company discovered an immaterial error in recording deferred sales commissions for the first three quarters of 2019 impacting its previously reported quarterly financial results. The correction to sales commission expense resulted in an increase in sales and marketing expenses and accumulated deficit of $1.1 million and a $0.01 increase in net loss per share in the first quarter of 2019. The restatement of these prior period corrected amounts is presented in the accompanying unaudited consolidated statement of operations, consolidated statement of comprehensive loss, and consolidated statement of cash flows for the three-months ended March 31, 2019.

Avalara adopted the new lease accounting standard as of January 1, 2019 in the 2019 Annual Report. Due to the timing of adoption, the Company’s 2019 interim financial statements did not reflect the new lease accounting standard. As a result, the presentation of cash flows from operating activities presented in the accompanying unaudited consolidated statement of cash flows for the quarter ended March 31, 2019 include adjustments for the adoption of the new lease accounting standard. The adjustments do not impact previously reported net cash used in operating activities.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments related to revenue are described below in the Revenue Recognition Accounting Policy. Significant estimates impacting expenses include: expected credit losses associated with the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation of acquired intangible assets; and the valuation of the fair value of reporting units for analyzing goodwill. Actual results could materially differ from those estimates.

Fair Value Measurements

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the first three months of 2020.

Self-Insurance

Beginning August 1, 2019, the Company established a self-insured healthcare plan for eligible U.S. employees. Under the plan, the Company pays healthcare claims and fees to the plan administrator. Total claim payments are limited by stop-loss insurance policies. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted for payment, the Company has recorded a self-insurance reserve for estimated outstanding claims within accrued expenses in the consolidated balance sheets.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in an entity’s financial statements or tax returns. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, restricted stock unit (“RSU”), or purchase right issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the date of grant. The fair value of stock options and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant. The Company accounts for forfeitures as they occur.

Revenue Recognition

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Beginning January 1, 2019, the Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

Leases

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

Leases are classified at commencement as either operating or finance leases. As of March 31, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date. Operating lease costs are generally fixed payments. Lease-related costs, which are variable rather than fixed, are expensed in the period incurred. Variable lease costs consist primarily of common area maintenance and utilities costs for the Company’s office spaces that are due based on the actual costs incurred by the landlord. Lease payments that depend on an index or a rate are measured using the index or rate at the commencement date and are included in operating lease costs. Subsequent increases to lease payments due to a change in the index or rate are expensed as a variable lease cost.

Recently Adopted Accounting Standards

ASU No. 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, related to credit losses, which amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance in ASU No. 2016-13 is required for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public business entities. The Company adopted this guidance on January 1, 2020. The adoption, which impacted the Company’s allowance for doubtful accounts, did not have a significant impact on the consolidated financial statements.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities. The Company adopted this guidance on January 1, 2020 with prospective application, as permitted by the ASU. For the first quarter of 2020, $0.6 million of implementation costs were capitalized and are recorded in other noncurrent assets on the consolidated balance sheet as of March 31, 2020.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

New Accounting Standards Not Yet Adopted

ASU No. 2019-12

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

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$443,936	$443,936	$—	$—
Earnout related to business combinations	3,599	—	—	3,599

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$458,248	$458,248	$—	$—
Earnout related to business combinations	13,808	—	—	13,808

Earnout Liabilities

Earnout liabilities recorded in connection with an acquisition accounted for as a business combination under ASC 805 are recorded at estimated fair value on a recurring basis. Business combinations are discussed in Note 5. Earnouts recorded in connection with asset acquisitions are recorded as earnout payments become known. As such, earnouts related to asset acquisitions are not included in these fair value disclosures.

Earnout liabilities are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liabilities are recorded in other (income) expense, net in the consolidated statements of operations.

The Company generally estimates the fair value of earnout liabilities for business combinations using probability-weighted discounted cash flows and Monte Carlo simulations.  As of March 31, 2020, the earnout liability associated with the 2019 acquisition of Portway International Inc. (“Portway”) was valued utilizing a discount rate of 8.0%. The Portway discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout. The earnout periods for the 2019 acquisitions of Compli, Inc. (“Compli”) and Indix Corporation (“Indix”) ended as of January 31, 2020 and February 6, 2020, respectively. Additional information regarding payments of earnout liabilities that occurred during the quarter ended March 31, 2020 is included in Note 5.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Earnout liabilities:
Balance beginning of period	$13,808	$—
Fair value recorded at acquisition	—	5,952
Payments of earnout liabilities	(7,700)	—
Total unrealized (gains) losses included in other (income) expense, net	(2,509)	—
Balance end of period	$3,599	$5,952

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during the first quarter of 2020.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Life (Years)	2020	2019
Computer equipment and software	3 to 5	$15,596	$15,636
Internally developed software	6	6,521	5,948
Furniture and fixtures	5	6,559	6,589
Office equipment	3 to 5	850	1,058
Leasehold improvements	1 to 10	29,030	28,984
		58,556	58,215
Accumulated depreciation		(24,371)	(23,218)
Property and equipment—net		$34,185	$34,997

Depreciation expense was $2.3 million for the three months ended March 31, 2020 and $2.0 million for the three ended March 31, 2019, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid expenses	$16,154	$11,064
Accrued investment income	347	565
Deposits	229	197
Other	2,142	2,301
Total	$18,872	$14,127

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll and related taxes	$6,748	$3,985
Accrued federal, state, and local taxes	3,237	2,635
Accrued bonus	3,117	20,206
Self-insurance reserves	2,240	2,238
Employee stock purchase plan contributions	2,582	4,716
Accrued sales commissions	2,423	5,397
Accrued partner commissions	7,321	7,043
Contract liabilities	6,330	5,197
Accrued purchase price related to acquisitions	3,341	2,763
Other	7,848	7,924
Total	$45,187	$62,104

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations. See Contract Liabilities in Note 6.

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

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the twelve-month period ended January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and $4.0 million was paid in the first quarter of 2020.

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved in the second quarter of 2019 and was paid in July 2019. The second and fourth milestones were not achieved. A portion of the third milestone was achieved and $0.03 million is recorded within current accrued earnout liabilities on the consolidated balance sheet as of March 31, 2020.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The earnout is based, in part, on two operating metric targets with a maximum payout of $7.5 million. The remainder of the earnout is based on certain revenue targets with a maximum payout of $2.5 million. Pursuant to the Portway Purchase, the shares will be transferred to the seller when the criteria under each provision are satisfied. During the first quarter of 2020, 44,659 shares of common stock (with a $3.8 million value under the Portway Purchase) were transferred to the seller to settle one operating metric target of the earnout. In April 2020, 35,727 shares of common stock (with a $3.0 million value under the Portway Purchase) were transferred to the seller to settle a portion of the second operating metric target. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The remaining earnout liability is recorded in current accrued earnout liabilities on the consolidated balance sheet as of March 31, 2020.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

6.	Revenue

See Note 2 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenue (U.S.):
Subscription and returns
Tax determination	$58,971	$45,232
Tax returns and compliance management	39,433	26,686
Interest income on funds held for customers	525	729
Total subscription and returns	98,929	72,647
Professional services	5,462	5,735
Total revenue (U.S.)	104,391	78,382
Total revenue (non-U.S.)	7,052	6,588
Total revenue	$111,443	$84,970

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2020 is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract liabilities:
Balance beginning of period	$5,197	$—
Adoption of ASC 606	—	2,090
Contract liabilities transferred to deferred revenue	(2,538)	(1,257)
Addition to contract liabilities	3,671	3,375
Balance end of period	$6,330	$4,208

As of March 31, 2020, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2020 is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred revenue:
Balance beginning of period	$161,241	$134,653
Adoption of ASC 606	—	(11,250)
Revenue recognized	(111,443)	(84,970)
Additional amounts deferred	115,571	94,281
Balance end of period	$165,369	$132,714

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three months ended March 31, 2020 is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred commissions:
Balance beginning of period	$38,416	$—
Adoption of ASC 606	—	19,267
Additional commissions deferred	4,897	7,656
Amortization of deferred commissions	(2,647)	(1,279)
Balance end of period	$40,666	$25,644

As of March 31, 2020, $9.7 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the three months ended March 31, 2020. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2020 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of March 31, 2020, amounts allocated to these additional contractual obligations are $39.4 million, of which $39.0 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,270	$(11,947)	$8,322
Developed technology	3 to 8	36,121	(23,656)	12,465
Noncompete agreements	3 to 5	762	(614)	148
Tradename and trademarks	1 to 4	441	(428)	13
		$57,594	$(36,645)	$20,949

		December 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,390	$(11,403)	$8,987
Developed technology	3 to 8	36,422	(22,659)	13,763
Noncompete agreements	3 to 5	777	(612)	165
Tradename and trademarks	1 to 4	452	(435)	17
		$58,041	$(35,109)	$22,932

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.8 million for the three months ended March 31, 2020 and $1.7 million for the three months ended March 31, 2019.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2020 are summarized as follows (in thousands):

Balance—December 31, 2019	$101,224
Cumulative translation adjustments	(189)
Balance—March 31, 2020	$101,035

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of March 31, 2020, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $3.8 million for the three months ended March 31, 2020 and $2.6 million for the three months ended March 31, 2019. Sublease income was $0.4 million for the three months ended March 31, 2020 and 2019. Leases that commenced in the first three months of 2020 increased operating lease right-of-use assets by $6.6 million.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

9.	Commitments and Contingencies

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. On March 5, 2020, we filed a motion for summary judgment, which remains pending. The court has set the trial date for October 26, 2020. The Company intends to continue to vigorously defend against PTP’s allegations. The Company has not recorded an accrual related this litigation.

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of March 31, 2020, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of March 31, 2020 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

11.	Shareholders’ Equity

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

In June 2019, the Company completed a follow-on public offering, in which the Company sold 4,133,984 shares of its common stock, including the full exercise of the underwriters’ option to purchase 539,215 additional shares of common stock, at a price of $69.40 per share. The Company received net proceeds of $274.7 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $1.2 million.

The changes to the Company’s shareholders’ equity during the three months March 31, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s shareholders’ equity for the three months ended March 31, 2019 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements - ASC 606 (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock-based awards	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(10,354)	(10,354)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(470,334)	$167,862

12.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of March 31, 2020, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the ESPP.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of March 31, 2020, 3,540,159 shares were subject to outstanding awards and 9,204,822 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of March 31, 2020, there were 4,154,956 shares subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Stock-based compensation cost:
Stock options	$3,849	$3,917
Restricted stock units	4,933	1,698
Employee stock purchase plan	967	956
Total stock-based compensation cost	$9,749	$6,571

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the three months ended March 31, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2020	5,884,742	$20.09	7.22	$312,838
Options granted	211,243	68.61
Options exercised	(532,848)	14.88
Options cancelled or expired	(79,246)	15.77
Options outstanding as of March 31, 2020	5,483,891	22.53	7.11	285,564
Options exercisable as of March 31, 2020	2,997,298	$15.35	6.21	$177,582

A summary of options outstanding and vested as of March 31, 2020 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	29,963	1.1	29,963	1.1
2.86 to 6.40	152,780	2.9	152,780	2.9
8.04 to 11.72	457,714	3.9	457,714	3.9
12.20 to 15.06	1,933,421	6.4	1,517,566	6.2
16.06 to 24.00	1,581,078	7.9	555,420	7.8
31.99 to 42.21	826,351	8.7	235,511	8.7
55.10 to 86.61	502,584	9.5	48,344	9.0
	5,483,891		2,997,298

The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $36.8 million and $109.5 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $28.99 and $17.93 per share, respectively. During the three months ended March 31, 2020, 585,475 options vested. There were 2,486,593 options unvested as of March 31, 2020.

As of March 31, 2020, $31.9 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.6 years.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

	For the Three Months Ended March 31,
	2020	2019
Fair market value of common stock	$67.27 - 86.61	$39.76 - 55.79
Volatility	43%	40%
Expected term	6 years	6 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	0.82% - 1.25%	2.31% - 2.65%

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

Beginning in 2020, expected volatility for stock options is based on a combination of annualized daily historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies over a similar expected term. Prior to 2020, expected volatility was based only on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2020:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2020	1,508,281	$51.52
RSUs granted	945,698	68.89
RSUs vested	(186,475)	43.89
RSUs cancelled	(56,280)	49.45
RSUs outstanding as of March 31, 2020	2,211,224	$59.64

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of March 31, 2020, $123.9 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.5 years.

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of March 31, 2020, 1,850,081 shares of common stock are reserved for sale under the ESPP.

During the three months ended March 31, 2020, 81,894 shares of common stock were purchased under the ESPP.

As of March 31, 2020, there was approximately $1.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2020 and will end on July 31, 2020.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2020	2019
Fair market value of common stock	$85.14	$40.60
Volatility	32%	40%
Expected term	0.5 years	0.5 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	1.54%	2.59%

Beginning in 2020, the expected volatility for ESPP purchase rights is based on daily historical volatility of the Company’s stock price. Prior to 2020, expected volatility was based only on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders	$(15,283)	$(10,354)
Denominator:
Weighted-average common shares outstanding-basic	77,904	68,381
Dilutive effect of share equivalents resulting from stock options, restricted stock units, and ESPP shares	—	—
Weighted-average common shares outstanding-diluted	77,904	68,381
Net loss per common share, basic and diluted	$(0.20)	$(0.15)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Options to purchase common shares	5,664	10,237
Unvested restricted stock units	1,554	631
Employee stock purchase plan shares	9	14
Total	7,227	10,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our 2019 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our 2019 Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 95% and 92% of our total revenue during the three months ended March 31, 2020 and 2019, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length. Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first three months of 2020, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

Our total revenue for the three months ended March 31, 2020 were $111.4 million compared to $85.0 million for the three months ended March 31, 2019. Our net loss for the three months ended March 31, 2020 was $15.3 million compared to a net loss of $10.4 million for the three months ended March 31, 2019.

Impact of COVID-19 Pandemic

Our global operations expose us to risks associated with public health crises and pandemics, such as the recent novel coronavirus (“COVID-19”) pandemic. Our priority remains the health and safety of our employees and their families. Employees whose jobs can be performed offsite have been instructed to work from home. Currently, nearly all our personnel are able to work from home.

The broader impact of the recent COVID-19 pandemic on our results of operations and overall financial performance remains uncertain, including the impact on our revenue growth, normal operating expenses, and incremental expenses associated with preventative and precautionary measures that we and others are taking in response to the pandemic. In March, there was a decrease in demand for our solutions from customers as well as slower collections on accounts receivable. While we are not insulated from the resulting global economic decline, we currently believe that our strong cash position, which was $450.5 million as of March 31, 2020, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Number of core customers (as of end of period)	12,710	11,960	11,240	10,430	9,700	9,070	8,490	8,080
Net revenue retention rate	109%	111%	113%	111%	107%	108%	105%	108%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of March 31, 2020, and December 31, 2019, we had approximately 12,710 and 11,960 core customers, respectively. In the first three months of 2020, our core customers represented more than 80% of our total revenue.

We define a core customer as:

•

a unique account identifier in our primary U.S. billing systems, or a billing account (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

•	that is active as of the measurement date; and
•	for which we have recognized, as of the measurement date, greater than $3,000 in total revenue during the last twelve months.

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries and certain legacy billing systems that have not been integrated into our primary U.S. billing systems (e.g., our lodging tax compliance solution). As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period. Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 109% for the quarter ended March 31, 2020 and on average has been 111% over the last four quarters ended March 31, 2020.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscriptions and returns comprised approximately 95% of our revenue for the three months ended March 31, 2020 and 92% of our revenue for the three months ended March 31, 2019.

Subscription and Returns Revenue.   Subscription and returns revenue primarily consist of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers purchase tax return preparation on a subscription basis for an allotted number of returns.

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

Currently a small component of our total revenue, we offer Streamlined Sales Tax (SST) services to businesses that are registered to participate in the program. We earn a fee (SST revenue) from participating state and local governments based on a percentage of the sales tax reported and paid, and as a result, we generally provide SST services at no cost to the seller.

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

Research and Development.  Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, stock-based compensation, the cost of third-party developers and other independent contractors, and the amortization of capitalized software development costs. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs. Research and development expenses also include allocated costs for certain information technology and facility expenses.

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

We defer the portion of sales commissions that is considered a cost of obtaining a contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year we set group and individual sales targets for the full year. Sales commissions are generally earned based on achievement against these targets.

We defer the portion of partner commissions costs that are considered a cost of obtaining a contract with a customer in accordance with the new revenue recognition standard and amortize these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. We expense the remaining partner commissions costs as incurred. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal sales, the nature of the partner relationship, and the sales mix among partners during the period. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate acquisitions, and incur costs as a public company. Specifically, we expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of contingent consideration for acquisitions accounted for as business combinations, foreign currency gains and losses, and other nonoperating gains and losses.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The comparability of periods covered by our financial statements is impacted by acquisitions. In the first quarter of 2019, we acquired substantially all the assets of Compli and Indix and in the third quarter of 2019, we acquired substantially all the assets of Portway.

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$105,546	$78,231
Professional services	5,897	6,739
Total revenue	111,443	84,970
Cost of revenue:
Subscription and returns	29,517	20,978
Professional services	4,737	4,329
Total cost of revenue(1)	34,254	25,307
Gross profit	77,189	59,663
Operating expenses:
Research and development(1)	25,847	15,956
Sales and marketing(1)	49,634	39,319
General and administrative(1)	21,388	15,234
Total operating expenses	96,869	70,509
Operating loss	(19,680)	(10,846)
Total other (income) expense, net	(4,814)	(608)
Loss before income taxes	(14,866)	(10,238)
Provision for (benefit from) income taxes	417	116
Net loss	$(15,283)	$(10,354)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$1,196	$741
Research and development	2,394	1,292
Sales and marketing	2,815	2,169
General and administrative	3,326	2,358
Total stock-based compensation	$9,731	$6,560

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$1,230	$1,170
Research and development	—	—
Sales and marketing	607	505
General and administrative	4	3
Total amortization of acquired intangibles	$1,841	$1,678

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Subscription and returns	95%	92%
Professional services	5%	8%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	26%	25%
Professional services	4%	5%
Total cost of revenue	31%	30%
Gross profit	69%	70%
Operating expenses:
Research and development	23%	19%
Sales and marketing	45%	46%
General and administrative	19%	18%
Total operating expenses	87%	83%
Operating loss	(18)%	(13)%
Total other (income) expense, net	(4)%	(1)%
Loss before income taxes	(14)%	(12)%
Provision for (benefit from) income taxes	0%	0%
Net loss	(14)%	(12)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$105,546	$78,231	$27,315	35%
Professional services	5,897	6,739	(842)	-12%
Total revenue	$111,443	$84,970	$26,473	31%

Total revenue for the three months ended March 31, 2020 increased by $26.5 million, or 31%, compared to the three months ended March 31, 2019. Subscription and returns revenue for the three months ended March 31, 2020 increased by $27.3 million, or 35%, compared to the three months ended March 31, 2019. Professional services revenue for the three months ended March 31, 2020 decreased by $0.8 million, or 12%, compared to the three months ended March 31, 2019 due primarily to a decline in revenue generating activities in March 2020, as the COVID-19 pandemic negatively impacted operations of both our customers and governments.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended March 31, 2020 compared to the same period in 2019, was due primarily to $14.4 million from new U.S. customers, $6.5 million from existing U.S. customers, $4.0 million from SST revenue growth, $0.9 million attributable to revenue growth in our international operations, and $0.9 million from acquisitions made during 2019.

Cost of Revenue

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$29,517	$20,978	$8,539	41%
Professional services	4,737	4,329	408	9%
Total cost of revenue	$34,254	$25,307	$8,947	35%

Cost of revenue for the three months ended March 31, 2020 increased by $8.9 million, or 35%, compared to the three months ended March 31, 2019. The increase in cost of revenue in absolute dollars was due primarily to an increase of $5.2 million in employee-related costs from higher headcount, an increase of $2.2 million in software hosting costs and an increase of $1.5 million in allocated overhead cost.

Excluding the impact of our 2019 Portway acquisition, cost of revenue headcount increased approximately 34% from the first quarter of 2019 to the first quarter of 2020 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $4.1 million increase in salaries and benefits, a $0.5 million increase in stock-based compensation expense, a $0.3 million increase in contract and temporary employee costs, and a $0.2 million increase in compensation expense related to our bonus plans. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations.

Gross Profit

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$76,029	$57,253	$18,776	33%
Professional services	1,160	2,410	(1,250)	-52%
Total gross profit	$77,189	$59,663	$17,526	29%
Gross margin
Subscription and returns	72%	73%
Professional services	20%	36%
Total gross margin	69%	70%

Total gross profit for the three months ended March 31, 2020 increased $17.5 million, or 29% compared to the three months ended March 31, 2019. Total gross margin was 69% for the three months ended March 31, 2020 compared to 70% for the same period of 2019. This decrease in gross margin was due primarily to higher software hosting costs.

Research and Development

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$25,847	$15,956	$9,891	62%

Research and development expenses for the three months ended March 31, 2020 increased $9.9 million, or 62%, compared to the three months ended March 31, 2019. The increase was due primarily to an increase of $8.1 million in employee-related costs from higher headcount, an increase of $0.9 million in allocated overhead cost, and an increase of $0.5 million in third-party purchased software costs.

Research and development headcount increased approximately 44% from the first quarter of 2019 to the first quarter of 2020. Employee-related costs increased due primarily to a $6.0 million increase in salaries and benefits, $1.1 million increase in compensation expense related to our bonus plans and a $1.1 million increase in stock-based compensation expense. Software costs increased due primarily to additional investment in information technology security and reporting tools.

Sales and Marketing

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$49,634	$39,319	$10,315	26%

Sales and marketing expenses for the three months ended March 31, 2020 increased $10.3 million, or 26%, compared to the three months ended March 31, 2019. The increase was due primarily to an increase of $5.7 million in employee-related costs, an increase of $2.1 million for partner commission expense, an increase of $1.1 million in marketing campaign expenses and an increase of $0.8 million in allocated overhead cost.

Sales and marketing headcount increased approximately 18% from the first quarter of 2019 to the first quarter of 2020. Employee-related costs increased due primarily to a $3.5 million increase in salaries and benefits, $1.0 million increase in travel costs primarily due to our annual sales meeting, $0.7 million increase in compensation expense related to our bonus plans, and a $0.6 million increase in stock-based compensation expense.

Partner commission expense increased due primarily to higher revenues. Marketing campaign expenses increased due to an increase in lead generation activities and brand awareness advertising, partially offset by lower customer event expenses.

General and Administrative

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$21,388	$15,234	$6,154	40%

General and administrative expenses for the three months ended March 31, 2020 increased $6.2 million, or 40%, compared to the three months ended March 31, 2019. The increase was due primarily to an increase of $3.2 million in employee-related costs, an increase of $1.1 million in outside professional services expense, and an increase of $0.8 million in non-income tax expenses.

General and administrative headcount increased approximately 42% from the first quarter of 2019 to the first quarter of 2020. Employee-related costs increased due primarily to a $1.7 million increase in salaries and benefits, a $1.0 million increase in stock-based compensation expense, and a $0.6 million increase in travel costs related to our annual sales and company meetings. Outside professional services expenses increased due to higher audit and internal control compliance costs and higher legal fees associated with expanding our international operations. Non-income tax expenses increased due primarily to higher foreign indirect taxes and higher state franchise taxes.

Total Other (Income) Expense, Net

	For the Three Months Ended March 31,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,442)	$(767)	$(675)
Interest expense	-	111	(111)
Other (income) expense, net	(3,372)	48	(3,420)
Total other (income) expense, net	$(4,814)	$(608)	$(4,206)

Total other income for the three months ended March 31, 2020 was $4.8 million compared to $0.6 million for the three months ended March 31, 2019. Interest income increased due to interest earned on investing our public offering cash proceeds. Other income (expense), net was $3.4 million other income for the three months ended March 31, 2020 compared to $0.1 million other expense for the three months ended March 31, 2019, primarily due to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the three-months ended March 31, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.5 million. The fair value of the Portway acquisition earnout liability decreased at March 31, 2020 due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the COVID-19 pandemic.

Provision for (Benefit from) Income Taxes

	For the Three Months Ended March 31,		Change
	2020	2019	Amount
	(dollars in thousands)
Provision for income taxes	$417	$116	$301

The provision for income taxes for the three months ended March 31, 2020 was $0.4 million compared to $0.1 million for the three months ended March 31, 2019. The increase was due primarily to additional foreign income taxes. The effective income tax rate was 2.8% for the three months ended March 31, 2020 compared to 1.1% for the three months ended March 31, 2019. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first quarter of 2020. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, private placements, and bank borrowings. As of March 31, 2020, we had $450.5 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We had a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, we terminated the Credit Facility. As of March 31, 2020, we had no credit facilities in place and had no borrowings outstanding.

Future Cash Requirements

As of March 31, 2020, our cash and cash equivalents included proceeds from our June 2019 and our June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $450.5 million as of March 31, 2020 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating Activities	$(24,269)	$(10,421)
Investing Activities	(5,515)	(26,779)
Financing Activities	13,734	41,986

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, and facilities expenses. Cash used in operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, other non-cash charges, and net changes in operating assets and liabilities.

For the three months ended March 31, 2020, net cash used in operating activities was $24.3 million compared to net cash used of $10.4 million for the three months ended March 31, 2019. The increase in cash used in operations of $13.9 million was due primarily to higher annual bonus payments of $10.4 million and higher software subscription payments of $2.7 million during the three months ended March 31, 2020. We pay bonuses under our annual incentive plan each March for the previous year ended performance. During the first quarter of each year, we also pay a significant portion of our annual software subscription licenses. These payments were higher in the first three months of 2020 compared to the same period of the prior year due primarily to new software subscriptions for information technology security and reporting tools and more seat licenses for renewing subscriptions due to higher headcount.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the three months ended March 31, 2020, cash used in investing activities was $5.5 million, compared to cash used of $26.8 million for the three months ended March 31, 2019. The decrease in cash used of $21.3 million was due primarily to a reduction in cash paid for acquisitions of businesses of $17.3 million, an increase in customer fund assets of $3.9 million in the first three months of 2020 compared to an increase of $7.2 million in the prior period, and lower capital expenditures of $0.5 million. In the first three months of 2019, we acquired substantially all the assets of Compli and Indix for total cash consideration of $17.3 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connection with acquisitions of businesses, and changes in customer fund obligations.

For the three months ended March 31, 2020, cash provided by financing activities was $13.7 million compared to cash provided of $42.0 million for the three months ended March 31, 2019. This decrease in cash provided of $28.3 million was due primarily to a $19.4 million decrease in cash proceeds from exercise of stock options, $1.9 million decrease in cash proceeds from common stock purchased under our employee stock purchase plan, $3.8 million increase in cash paid related to business combination earnouts, and a $3.9 million increase in customer fund obligations in the first three months of 2020 compared to a $7.1 million increase in customer fund obligations in the prior period.

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

Contractual Obligations and Commitments

In the first quarter of 2020, our purchase commitments increased $14.0 million as compared to December 31, 2019, primarily related to software license subscriptions that extend up to three years beyond March 31, 2020. There were no other material changes to our contractual obligations as of March 31, 2020 as compared to December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the three months ended March 31, 2020 or 2019.

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

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended March 31,
	2020	2019
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$34,254	$25,307
Stock-based compensation expense	(1,196)	(741)
Amortization of acquired intangibles	(1,230)	(1,170)
Non-GAAP Cost of Revenue	$31,828	$23,396

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$77,189	$59,663
Stock-based compensation expense	1,196	741
Amortization of acquired intangibles	1,230	1,170
Non-GAAP Gross Profit	$79,615	$61,574

Reconciliation of Non-GAAP Gross Margin:
Gross margin	69%	70%
Stock-based compensation expense as a percentage of revenue	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%
Non-GAAP Gross Margin	71%	72%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$25,847	$15,956
Stock-based compensation expense	(2,394)	(1,292)
Amortization of acquired intangibles	—	—
Non-GAAP Research and Development Expense	$23,453	$14,664

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$49,634	$39,319
Stock-based compensation expense	(2,815)	(2,169)
Amortization of acquired intangibles	(607)	(505)
Non-GAAP Sales and Marketing Expense	$46,212	$36,645

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$21,388	$15,234
Stock-based compensation expense	(3,326)	(2,358)
Amortization of acquired intangibles	(4)	(3)
Non-GAAP General and Administrative Expense	$18,058	$12,873

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(19,680)	$(10,846)
Stock-based compensation expense	9,731	6,560
Amortization of acquired intangibles	1,841	1,678
Non-GAAP Operating Loss	$(8,108)	$(2,608)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(15,283)	$(10,354)
Stock-based compensation expense	9,731	6,560
Amortization of acquired intangibles	1,841	1,678
Non-GAAP Net Loss	$(3,711)	$(2,116)

Free cash flow:
Net cash used in operating activities	$(24,269)	$(10,421)
Purchases of property and equipment	(1,600)	(2,114)
Free cash flow	$(25,869)	$(12,535)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Total revenue	$111,443	$107,627	$98,525	$91,299	$84,970	$76,923	$69,919	$63,879
Add:
Deferred revenue (end of period)	165,369	161,241	148,466	138,811	132,714	134,653	118,209	109,344
Contract liabilities (end of period)	6,330	5,197	4,843	4,508	4,208	—	—	—
Impact of adoption of ASC 606 on deferred revenue	—	—	—	—	11,250	—	—	—
Less:
Deferred revenue (beginning of period)	(161,241)	(148,466)	(138,811)	(132,714)	(134,653)	(118,209)	(109,344)	(103,878)
Contract liabilities (beginning of period)	(5,197)	(4,843)	(4,508)	(4,208)	—	—	—	—
Impact of adoption of ASC 606 on contract liabilities	—	—	—	—	(2,090)	—	—	—
Calculated billings	$116,704	$120,756	$108,515	$97,696	$96,399	$93,367	$78,784	$69,345

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our 2019 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $450.5 million and $467.0 million as of March 31, 2020 and December 31, 2019, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

On June 25, 2019, we terminated our Credit Facility. At March 31, 2020, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Euro, British Pound, Indian Rupee, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2020 and 2019, approximately 6% and 8%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first three months of 2020. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2020.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2020 due to the material weakness identified as of December 31, 2019 and described below. Management, under the direction and supervision of our chief executive officer and chief financial officer, has performed additional review and analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weakness

As of December 31, 2019, the Company concluded that it had a material weakness as it lacks adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards. This material weakness led to the following individual significant deficiencies:

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

The Company is working to remediate the material weakness and resulting significant deficiencies in internal control over financial reporting and is taking steps to improve the internal control environment. During the first quarter of 2020, the Company formed an internal working group to detail and implement specific remediation plans for its control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to assist with performing and monitoring internal control activity. The Company has recently completed the following:

•	Enhanced processes and review controls around revenue recognition and the deferral of commission costs; and
•	Implemented additional training to improve documentation that supports effective control operation.

The Company continues to work to:

•	Enhance monitoring controls to timely respond to changes in key processes, including any required changes to the design of process level controls;
•	Implement system controls, enhancements and automation to reduce manual error-prone processes; and
•	Enhance user access reviews and monitoring controls, where appropriate, to improve segregation of duties.

To remediate the material weakness and resulting significant deficiencies, the Company will require additional time to demonstrate the effectiveness of the remediation efforts. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the changes described above regarding the enhanced processes and additional training implemented in connection with the remediation of the material weakness and resulting significant deficiencies, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid, and also have moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted our motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. On March 5, 2020, we filed a motion for summary judgment, which remains pending. The court has set the trial date for October 26, 2020. We intend to continue to vigorously defend against PTP’s allegations. For a description of the risks of this and similar litigation, see “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties” in our 2019 Annual Report.

Item 1A. Risk Factors.

Other than the item discussed below, there have been no material changes to the Company’s Risk Factors as disclosed in our 2019 Annual Report.

The recent novel coronavirus pandemic could adversely affect our business, financial condition, results of operations, and cash flows.

The recent novel coronavirus (COVID-19) pandemic has resulted in widespread disruptions across the United States and the world, including in the states and countries in which we operate. As a result of the COVID-19 pandemic, we have seen decreased demand for our solutions from customers as well as slower collections on accounts receivable. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, and we have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. While we are developing and implementing risk mitigation plans and have reduced our pace of hiring, decreased costs associated with travel and marketing, and delayed certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 14, 2018, the SEC declared effective the Registration Statement on Form S-1 (File No. 333-224850) for our IPO. Using a portion of the proceeds from the IPO, on August 15, 2018, we repaid all amounts outstanding under our term loan facility. Apart from the repayment of our term loan facility, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

10.1+

Executive Employment Agreement between the Registrant and Ross Tennenbaum effective April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed April 2, 2020 (File No. 001-38525)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: May 8, 2020	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)