Form 10-Q
period 2020-06-30
AVALARA, INC.
filed 2020-08-04
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 79,572,496 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$474,411	$466,950
Trade accounts receivable—net of allowance for doubtful accounts of $3,859 and $1,179, respectively	59,783	51,644
Deferred commissions	10,293	9,279
Prepaid expenses and other current assets	17,612	14,127
Total current assets before customer fund assets	562,099	542,000
Funds held from customers	21,523	24,383
Receivable from customers—net of allowance of $791 and $270, respectively	779	420
Total current assets	584,401	566,803
Noncurrent assets:
Deferred commissions	33,063	29,137
Operating lease right-of-use assets—net	51,924	49,321
Property and equipment—net	33,820	34,997
Intangible assets—net	19,319	22,932
Goodwill	101,198	101,224
Other noncurrent assets	4,496	2,853
Total assets	$828,221	$807,267
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$14,345	$11,693
Accrued expenses	51,754	62,104
Deferred revenue	166,207	160,271
Accrued earnout liabilities	142	4,120
Operating lease liabilities	10,194	8,756
Total current liabilities before customer fund obligations	242,642	246,944
Customer fund obligations	22,835	24,783
Total current liabilities	265,477	271,727
Noncurrent liabilities:
Deferred revenue	1,512	970
Accrued earnout liabilities	—	9,835
Operating lease liabilities	57,119	58,301
Deferred tax liability	472	337
Other noncurrent liabilities	3,439	2,375
Total liabilities	328,019	343,545
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at June 30, 2020 and December 31, 2019, and 20,000 shares authorized as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value – 79,515 and 77,448 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively, and 600,000 shares authorized as of June 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,037,470	976,627
Accumulated other comprehensive loss	(1,659)	(2,719)
Accumulated deficit	(535,617)	(510,194)
Total shareholders’ equity	500,202	463,722
Total liabilities and shareholders' equity	$828,221	$807,267

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2020	2019
Revenue:
Subscription and returns	$108,519	$85,008
Professional services	7,968	6,291
Total revenue	116,487	91,299
Cost of revenue:
Subscription and returns	28,779	22,938
Professional services	4,551	4,397
Total cost of revenue	33,330	27,335
Gross profit	83,157	63,964
Operating expenses:
Research and development	26,844	18,996
Sales and marketing	46,040	41,742
General and administrative	20,322	18,019
Total operating expenses	93,206	78,757
Operating loss	(10,049)	(14,793)
Other (income) expense:
Interest income	(168)	(1,282)
Interest expense	—	173
Other (income) expense, net	122	381
Total other (income) expense, net	(46)	(728)
Loss before income taxes	(10,003)	(14,065)
Provision for income taxes	137	172
Net loss	$(10,140)	$(14,237)

Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.20)
Weighted average shares of common stock outstanding, basic and diluted	78,924	71,568

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2020	2019
Revenue:
Subscription and returns	$214,065	$163,239
Professional services	13,865	13,030
Total revenue	227,930	176,269
Cost of revenue:
Subscription and returns	58,296	43,916
Professional services	9,288	8,726
Total cost of revenue	67,584	52,642
Gross profit	160,346	123,627
Operating expenses:
Research and development	52,691	34,952
Sales and marketing	95,674	81,061
General and administrative	41,710	33,253
Total operating expenses	190,075	149,266
Operating loss	(29,729)	(25,639)
Other (income) expense:
Interest income	(1,610)	(2,049)
Interest expense	—	284
Other (income) expense, net	(3,250)	429
Total other (income) expense, net	(4,860)	(1,336)
Loss before income taxes	(24,869)	(24,303)
Provision for income taxes	554	288
Net loss	$(25,423)	$(24,591)

Net loss per share attributable to common shareholders, basic and diluted	$(0.32)	$(0.35)
Weighted average shares of common stock outstanding, basic and diluted	78,414	69,983

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2020	2019
Net loss	$(10,140)	$(14,237)
Other comprehensive income — Foreign currency translation	435	276
Total comprehensive loss	$(9,705)	$(13,961)

	For the Six Months Ended June 30,
	2020	2019
Net loss	$(25,423)	$(24,591)
Other comprehensive income (loss) — Foreign currency translation	1,060	(186)
Total comprehensive loss	$(24,363)	$(24,777)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,423)	$(24,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,978	15,984
Depreciation and amortization	7,999	7,668
Deferred tax expense	135	78
Non-cash operating lease costs	3,960	2,167
Non-cash change in earnout liabilities	(2,325)	476
Non-cash bad debt expense	1,373	450
Other	445	195
Changes in operating assets and liabilities:
Trade accounts receivable	(8,991)	(3,728)
Prepaid expenses and other current assets	(3,486)	(596)
Deferred commissions	(4,940)	(9,377)
Other noncurrent assets	(1,643)	(782)
Trade payables	2,891	2,468
Accrued expenses	(9,750)	(3,401)
Deferred revenue	6,477	15,127
Operating lease liabilities	(4,795)	(2,559)
Net cash used in operating activities	(16,095)	(421)
Cash flows from investing activities:
Purchase of property and equipment	(3,556)	(4,950)
Cash paid for acquisitions of businesses	—	(17,310)
Cash paid for acquired intangible assets	—	(131)
Net decrease (increase) in customer fund assets	1,981	(11,878)
Net cash used in investing activities	(1,575)	(34,269)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	—	274,705
Payments of deferred financing costs	—	(398)
Proceeds from exercise of stock options	25,423	40,417
Proceeds from purchases of stock under employee stock purchase plan	5,716	7,664
Taxes paid related to net share settlement of stock-based awards	—	(93)
Payments related to business combination earnouts	(3,760)	—
Payments related to asset acquisition earnouts	(65)	—
Net (decrease) increase in customer fund obligations	(1,981)	11,797
Net cash provided by financing activities	25,333	334,092
Foreign currency effect on cash and cash equivalents	(202)	(140)
Net change in cash and cash equivalents	7,461	299,262
Cash and cash equivalents—Beginning of period	466,950	142,322
Cash and cash equivalents—End of period	$474,411	$441,584

(Continued)

	For the Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$122
Cash paid for operating lease liabilities	6,771	4,383
Cash paid for income taxes	499	134

Non-cash investing and financing activities:
Stock issued related to business combinations	$7,500	$—
Accrued purchase price related to acquisitions	—	2,984
Accrued value of earnout related to acquisitions of businesses	—	5,952
Accrued purchase of intangible assets	110	55
Property and equipment additions in accounts payable and accrued expenses	836	652
Deferred financing costs in accounts payable and accrued expenses	—	156
Fair value of common stock issued to purchase intangible assets	87	50
Operating lease right-of-use assets in exchange for lease obligations	6,562	2,839

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with tax requirements for transactions worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes, such as sales and use tax, value-added tax (“VAT”), fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries in Brazil, Canada, Europe, and India that provide business development, software development, and support services.
2.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The accompanying interim consolidated balance sheet as of June 30, 2020, the consolidated interim statements of operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and six months ended June 30, 2020, respectively, are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Prior Period Restatements and Adjustments

In preparing the 2019 annual consolidated financial statements, the Company discovered an immaterial error in recording deferred sales commissions for the first three quarters of 2019 impacting its previously reported quarterly financial results. The correction to sales commission expense resulted in an increase in sales and marketing expenses and accumulated deficit of $1.1 million and $2.2 million for three and six months ended June 30, 2019, respectively. The correction resulted in an increase in net loss per share of $0.02 and $0.03 for the three and six months ended June 30, 2019, respectively. The restatement of these prior period corrected amounts is presented in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2019, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2019, and the consolidated statement of cash flows for the six months ended June 30, 2019.

Avalara adopted the new lease accounting standard as of January 1, 2019 in the 2019 Annual Report. Due to the timing of adoption, the Company’s 2019 interim financial statements did not reflect the new lease accounting standard. As a result, the presentation of cash flows from operating activities presented in the accompanying unaudited consolidated statement of cash flows for the six months ended June 30, 2019 include adjustments for the adoption of the new lease accounting standard. The adjustments do not impact previously reported net cash used in operating activities.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the six months ended June 30, 2020 or for the year ended December 31, 2019.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequence of events that have been recognized in an entity’s financial statements or tax returns. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, restricted stock unit (“RSU”), or purchase right issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the date of grant. The fair value of stock options and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rate, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant. The Company accounts for forfeitures as they occur.

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

Leases are classified at commencement as either operating or finance leases. As of June 30, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date. Operating lease costs are generally fixed payments. Lease-related costs, which are variable rather than fixed, are expensed in the period incurred. Variable lease costs consist primarily of common area maintenance and utilities costs for the Company’s office spaces that are due based on the actual costs incurred by the landlord. Lease payments that depend on an index or a rate are measured using the index or rate at the commencement date and are included in operating lease costs. Subsequent increases to lease payments due to a change in the index or rate are expensed as a variable lease cost.

Recently Adopted Accounting Standards

ASU No. 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, related to credit losses, which amends the current accounting guidance and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance in ASU No. 2016-13 is required for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public business entities. The Company adopted this guidance on January 1, 2020. The adoption, which impacted the Company’s allowance for doubtful accounts, did not have a significant impact on the consolidated financial statements.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities. The Company adopted this guidance on January 1, 2020 with prospective application, as permitted by the ASU. For the first half of 2020, $1.5 million of implementation costs were capitalized and are recorded in other noncurrent assets on the consolidated balance sheet as of June 30, 2020.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

New Accounting Standards Not Yet Adopted

ASU No. 2019-12

In December 2019, the FASB issued ASU No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company will adopt this guidance on January 1, 2021. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

3.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$466,093	$466,093	$—	$—
Earnout related to business combinations	33	—	—	33

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$458,248	$458,248	$—	$—
Earnout related to business combinations	13,808	—	—	13,808

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

The Company generally estimates the fair value of earnout liabilities for business combinations using probability-weighted discounted cash flows and Monte Carlo simulations. The earnout liability associated with the 2019 acquisition of Portway International Inc. (“Portway”) is based on the achievement of specific revenue and operating metrics through January 2021. As of June 30, 2020, the operating metrics were achieved, but the revenue metrics are not projected to be met, which resulted in a decrease to the carrying value of the earnout liability during the six months ended June 30, 2020. The earnout periods for the 2019 acquisitions of Compli, Inc. (“Compli”) and Indix Corporation (“Indix”) ended as of January 31, 2020 and February 6, 2020, respectively. Additional information regarding payments of earnout liabilities that occurred during the six months ended June 30, 2020 is included in Note 5.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Earnout liabilities:
Balance beginning of period	$3,599	$5,952
Fair value recorded at acquisition	—	—
Payments of earnout liabilities	(3,750)	—
Total unrealized loss included in other (income) expense, net	184	476
Balance end of period	$33	$6,428

	For the Six Months Ended June 30,
	2020	2019
Earnout liabilities:
Balance beginning of period	$13,808	$—
Fair value recorded at acquisition	—	5,952
Payments of earnout liabilities	(11,450)	—
Total unrealized net (gain) loss included in other (income) expense, net	(2,325)	476
Balance end of period	$33	$6,428

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. There were no fair value measurements of these assets during the first half of 2020.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Life (Years)	2020	2019
Computer equipment and software	3 to 5	$14,565	$15,636
Internally developed software	6	7,452	5,948
Furniture and fixtures	5	6,930	6,589
Office equipment	3 to 5	862	1,058
Leasehold improvements	1 to 10	29,484	28,984
		59,293	58,215
Accumulated depreciation		(25,473)	(23,218)
Property and equipment—net		$33,820	$34,997

Depreciation expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2020, respectively and $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid expenses	$15,101	$11,064
Accrued investment income	24	565
Deposits	427	197
Other	2,060	2,301
Total	$17,612	$14,127

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll and related taxes	$6,294	$3,985
Accrued federal, state, and local taxes	2,694	2,635
Accrued bonus	7,554	20,206
Self-insurance reserves	2,223	2,238
Employee stock purchase plan contributions	4,913	4,716
Accrued sales commissions	3,875	5,397
Accrued partner commissions	6,996	7,043
Contract liabilities	6,195	5,197
Accrued purchase price related to acquisitions	3,368	2,763
Other	7,642	7,924
Total	$51,754	$62,104

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved in the second quarter of 2019 and was paid in July 2019. The second and fourth milestones were not achieved. A portion of the third milestone was achieved and $0.03 million is recorded within current accrued earnout liabilities on the consolidated balance sheet as of June 30, 2020.

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

The earnout is based, in part, on two operating metric targets with a maximum payout of $7.5 million. The remainder of the earnout is based on certain revenue targets with a maximum payout of $2.5 million. Pursuant to the Portway Purchase, the shares will be transferred to the seller when the criteria under each provision are satisfied. During the first half of 2020, 89,318 shares of common stock (with a $7.5 million value under the Portway Purchase) were transferred to the seller to settle both operating metric targets of the earnout. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The remaining earnout liability related to the revenue targets was determined to be zero as of June 30, 2020.

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

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,
	2020	2019
Revenue (U.S.):
Subscription and returns
Tax determination	$61,701	$48,707
Tax returns and compliance management	40,864	30,686
Interest income on funds held for customers	58	812
Total subscription and returns	102,623	80,205
Professional services	7,331	5,663
Total revenue (U.S.)	109,954	85,868
Total revenue (non-U.S.)	6,533	5,431
Total revenue	$116,487	$91,299

	For the Six Months Ended June 30,
	2020	2019
Revenue (U.S.):
Subscription and returns
Tax determination	$120,672	$93,938
Tax returns and compliance management	80,297	57,372
Interest income on funds held for customers	584	1,541
Total subscription and returns	201,553	152,851
Professional services	12,793	11,398
Total revenue (U.S.)	214,346	164,249
Total revenue (non-U.S.)	13,584	12,020
Total revenue	$227,930	$176,269

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

Contract Liabilities

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

A summary of the activity impacting the contract liabilities during the three and six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended June 30,
	2020	2019
Contract liabilities:
Balance beginning of period	$6,330	$4,208
Contract liabilities transferred to deferred revenue	(2,716)	(1,137)
Addition to contract liabilities	2,581	1,437
Balance end of period	$6,195	$4,508

	Six Months Ended June 30,
	2020	2019
Contract liabilities:
Balance beginning of period	$5,197	$—
Adoption of ASC 606	—	2,090
Contract liabilities transferred to deferred revenue	(5,254)	(2,394)
Addition to contract liabilities	6,252	4,812
Balance end of period	$6,195	$4,508

As of June 30, 2020, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended June 30,
	2020	2019
Deferred revenue:
Balance beginning of period	$165,369	$132,714
Revenue recognized	(116,487)	(91,299)
Additional amounts deferred	118,837	97,396
Balance end of period	$167,719	$138,811

	Six Months Ended June 30,
	2020	2019
Deferred revenue:
Balance beginning of period	$161,241	$134,653
Adoption of ASC 606	—	(11,250)
Revenue recognized	(227,930)	(176,269)
Additional amounts deferred	234,408	191,677
Balance end of period	$167,719	$138,811

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

A summary of the activity impacting the deferred commissions during the three and six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended June 30,
	2020	2019
Deferred commissions:
Balance beginning of period	$40,666	$25,644
Additional commissions deferred	5,515	4,706
Amortization of deferred commissions	(2,825)	(1,706)
Balance end of period	$43,356	$28,644

	Six Months Ended June 30,
	2020	2019
Deferred commissions:
Balance beginning of period	$38,416	$—
Adoption of ASC 606	—	19,267
Additional commissions deferred	10,412	12,362
Amortization of deferred commissions	(5,472)	(2,985)
Balance end of period	$43,356	$28,644

As of June 30, 2020, $10.3 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the six months ended June 30, 2020 or 2019. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2020 or 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of June 30, 2020, amounts allocated to these additional contractual obligations are $40.8 million, of which $40.4 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,241	$(12,469)	$7,772
Developed technology	3 to 8	36,068	(24,664)	11,404
Noncompete agreements	3 to 5	759	(626)	133
Tradename and trademarks	1 to 4	439	(429)	10
		$57,507	$(38,188)	$19,319

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

		December 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,390	$(11,403)	$8,987
Developed technology	3 to 8	36,422	(22,659)	13,763
Noncompete agreements	3 to 5	777	(612)	165
Tradename and trademarks	1 to 4	452	(435)	17
		$58,041	$(35,109)	$22,932

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.6 million and $3.5 million for the three and six months ended June 30, 2020, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2019, respectively.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are summarized as follows (in thousands):

Balance—December 31, 2019	$101,224
Cumulative translation adjustments	(26)
Balance—June 30, 2020	$101,198

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of June 30, 2020, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $3.9 million and $7.7 million for the three and six months ended June 30, 2020, respectively, and $2.9 million and $5.5 million for the three and six months ended June 30, 2019, respectively. Sublease income was $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively. Leases that commenced in the first half of 2020 increased operating lease right-of-use assets by $6.6 million.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. On March 5, 2020, we filed a motion for summary judgment. On May 27, 2020, the United States District Court for the Western District of Washington entered summary judgment in favor of Avalara, Inc. disposing of the remaining trade secret misappropriation and breach of contract claims. Plaintiff filed a notice of appeal but subsequently withdrew the notice. On July 7, 2020, the United States District Court for the Western District of Washington dismissed the appeal with prejudice.

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of June 30, 2020, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of June 30, 2020 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The changes to the Company’s shareholders’ equity during the six months ended June 30, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294
Exercise of stock options	1,117,805		17,495			17,495
Vesting of restricted stock units	57,832					—
Stock-based compensation cost			12,368			12,368
Shares issued related to business combination earnouts	44,659		3,750			3,750
Gain on translation adjustment				435		435
Net loss					(10,140)	(10,140)
Balance at June 30, 2020	79,514,983	$8	$1,037,470	$(1,659)	$(535,617)	$500,202

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The changes to the Company’s shareholders’ equity for the six months ended June 30, 2019 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements - ASC 606 (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock-based awards	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(10,354)	(10,354)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(470,334)	$167,862
Proceeds from common stock offering, net of underwriting discounts	4,133,984	1	274,704			274,705
Public offering costs			(1,198)			(1,198)
Exercise of stock options	1,368,510		13,106			13,106
Vesting of restricted stock units	902					—
Stock-based compensation cost			9,439			9,439
Shares issued to purchase intangible assets	37,708					—
Gain on translation adjustment				276		276
Net loss					(14,237)	(14,237)
Balance at June 30, 2019	75,444,551	$8	$937,047	$(2,531)	$(484,571)	$449,953

12.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of June 30, 2020, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the ESPP.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company or a subsidiary. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares (excluding automatic annual share increases) plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of June 30, 2020, 3,493,168 shares were subject to outstanding awards and 9,111,608 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of June 30, 2020, there were 3,119,524 shares subject to outstanding stock options under the 2006 Plan.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation cost:
Stock options	$4,159	$4,196	$8,008	$8,113
Restricted stock units	7,487	4,551	12,420	6,249
Employee stock purchase plan	722	692	1,689	1,648
Total stock-based compensation cost	$12,368	$9,439	$22,117	$16,010

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the six months ended June 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2020	5,884,742	$20.09	7.22	$312,838
Options granted	245,062	71.75
Options exercised	(1,650,653)	15.40
Options cancelled or expired	(99,417)	15.89
Options outstanding as of June 30, 2020	4,379,734	24.84	7.10	474,100
Options exercisable as of June 30, 2020	2,257,723	$16.51	6.13	$263,195

A summary of options outstanding and vested as of June 30, 2020 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	27,763	0.8	27,763	0.8
2.86 to 6.40	89,062	2.6	89,062	2.6
8.04 to 11.72	300,863	3.7	300,863	3.7
12.20 to 15.06	1,394,602	6.2	1,138,188	6.1
16.06 to 24.00	1,307,234	7.6	435,295	7.6
31.99 to 42.21	736,230	8.5	200,115	8.5
55.10 to 99.65	523,980	9.3	66,437	8.5
	4,379,734		2,257,723

The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $131.2 million and $192.4 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $30.06 and $18.93 per share, respectively. During the six months ended June 30, 2020, 963,748 options vested. There were 2,122,011 options unvested as of June 30, 2020.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

As of June 30, 2020, $28.8 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.5 years.

All options given to participants, including employees and non-employee directors, are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award. The vesting period is generally four years for employees and one year for non-employee directors. For the options granted during the periods presented, the fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fair market value of common stock	$66.26 - 99.65	$55.10 - 72.67	$66.26 - 99.65	$39.76 - 72.67
Volatility	43%	40%	43%	40%
Expected term	5-6 years	5-6 years	5-6 years	5-6 years
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	0.33% - 0.51%	1.77% - 2.49%	0.33% - 1.25%	1.77% - 2.65%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2020	1,508,281	$51.52
RSUs granted	1,064,457	72.85
RSUs vested	(244,307)	48.28
RSUs cancelled	(95,473)	51.79
RSUs outstanding as of June 30, 2020	2,232,958	$62.03

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

employees and one year for non-employee directors. As of June 30, 2020, $126.6 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.3 years.

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of June 30, 2020, 1,851,268 shares of common stock are reserved for sale under the ESPP.

There were no stock purchases under the ESPP during the three months ended June 30, 2020. During the six months ended June 30, 2020, 81,894 shares of common stock were purchased under the ESPP.

As of June 30, 2020, there was approximately $0.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2020 and will end on July 31, 2020.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three and Six Months Ended June 30,
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

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(10,140)	$(14,237)	$(25,423)	$(24,591)
Denominator:
Weighted-average common shares outstanding-basic	78,924	71,568	78,414	69,983
Dilutive effect of share equivalents resulting from stock options, restricted stock units, and ESPP shares	—	—	—	—
Weighted-average common shares outstanding-diluted	78,924	71,568	78,414	69,983
Net loss per common share, basic and diluted	$(0.13)	$(0.20)	$(0.32)	$(0.35)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common shares	4,928	8,458	5,296	9,343
Unvested restricted stock units	2,204	1,213	1,879	924
Employee stock purchase plan shares	50	82	30	48
Total	7,182	9,753	7,205	10,315

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 94% and 93% of our total revenue during the six months ended June 30, 2020 and 2019, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length. Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first half of 2020, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

Our total revenue for the three months ended June 30, 2020 was $116.5 million compared to $91.3 million for the three months ended June 30, 2019. Our total revenue for the six months ended June 30, 2020 was $227.9 million compared to $176.3 million for the six months ended June 30, 2019. Our net loss for the three months ended June 30, 2020 was $10.1 million compared to a net loss of $14.2 million for the three months ended June 30, 2019. Our net loss for the six months ended June 30, 2020 was $25.4 million compared to a net loss of $24.6 million for the six months ended June 30, 2019.

Impact of COVID-19 Pandemic

Our global operations expose us to risks associated with public health crises and pandemics, such as the recent novel coronavirus (“COVID-19”) pandemic. Our priority remains the health and safety of our employees and their families. Almost all of our employees are able to work offsite and most have been working from home since March 2020. In some locations, where allowed by local authorities, we have begun reopening office locations for a limited number of employees. Currently, almost all of our employees are working from home and we expect these arrangements to continue for most of our workforce for the rest of the year.

In the second quarter of 2020, operating expenses were lower than initially planned partially due to the COVID-19 pandemic. We temporarily reduced spending on in-person marketing events, company-wide travel costs, and, to a lesser extent, we slowed the pace of hiring new employees.  These expense reductions were partially offset by one-time bonus payments to employees to assist with work from home expenses, additional spending on systems and applications that do not depend on employees being physically present in our offices, and incremental expenses incurred to prepare our offices to reopen safely. In the second quarter of 2020, our operating cash flows were negatively impacted to the extent we experienced a slowdown in collections on accounts receivable as a result of extending longer than typical credit terms for new customers and a slowdown in payments from customers, but this was partially offset by the deferral of U.S. employer payroll tax payments under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). While we are impacted by the COVID-19 pandemic and the resulting global economic decline, we currently believe that our strong cash position, which was $474.4 million as of June 30, 2020, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

As the COVID-19 pandemic continues to evolve in all locations in which we operate, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our revenue growth, the timing of resumption of normal operating expenses, and incremental expenses associated with preventative and precautionary measures that we are taking in response to the pandemic.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Number of core customers (as of end of period) - as reported (1)	13,300	12,710	11,960	11,240	10,430	9,700	9,070	8,490	8,080	7,760
Number of core customers (as of end of period) - as revised (1)	13,560	12,940	12,150	11,400	10,560	9,800	9,150	8,540	8,120	7,780
Net revenue retention rate	107%	109%	111%	113%	111%	107%	108%	105%	108%	109%

(1)

During the second quarter of 2020, we determined there were a small number of core customers that terminate and subsequently repurchase Avalara services, that previously were not included in reported core customers. The number of core customers as revised for each period presented includes these customers.

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of June 30, 2020 and December 31, 2019, we had approximately 13,300  and 11,960  core customers, respectively. Including the revised calculation, as of June 30, 2020 and December 31, 2019, we had approximately 13,560 and 12,150 core customers, respectively. In the first half of 2020, our core customers represented more than 80% of our total revenue.

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

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes for these billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period. Our

Streamlined Sales Tax (SST) solution is not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution is not included, while revenue contraction from customers downgrading one or more of Avalara’s other solutions in favor of SST is included.

Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 107% for the quarter ended June 30, 2020 and on average has been 110% over the last four quarters ended June 30, 2020.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscriptions and returns comprised approximately 94% of our revenue for the six months ended June 30, 2020 and 93% of our revenue for the six months ended June 30, 2019.

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

Sales and Marketing.  Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. As a result of the current COVID-19 pandemic, we have suspended in-person promotional and customer events and have converted many of these activities to virtual events, which has temporarily reduced these types of marketing expenses. We expect to resume in-person marketing activities when conditions allow. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer databases from acquisitions.

We defer the portion of sales commissions that is considered a cost of obtaining a contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year we set group and individual sales targets for the full year. Sales commissions are generally earned based on achievement against these targets.

We defer the portion of partner commissions costs that are considered a cost of obtaining a contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. We expense the remaining partner commissions costs as incurred. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal sales, the nature of the partner relationship, and the sales mix among partners during the period. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates.

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

	For the Three Months Ended June 30,
	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$108,519	$85,008
Professional services	7,968	6,291
Total revenue	116,487	91,299
Cost of revenue:
Subscription and returns	28,779	22,938
Professional services	4,551	4,397
Total cost of revenue(1)	33,330	27,335
Gross profit	83,157	63,964
Operating expenses:
Research and development(1)	26,844	18,996
Sales and marketing(1)	46,040	41,742
General and administrative(1)	20,322	18,019
Total operating expenses	93,206	78,757
Operating loss	(10,049)	(14,793)
Total other (income) expense, net	(46)	(728)
Loss before income taxes	(10,003)	(14,065)
Provision for income taxes	137	172
Net loss	$(10,140)	$(14,237)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended June 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,477	$708
Research and development	3,080	1,627
Sales and marketing	2,956	2,107
General and administrative	4,734	4,982
Total stock-based compensation	$12,247	$9,424

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended June 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,065	$1,230
Research and development	—	—
Sales and marketing	549	543
General and administrative	4	4
Total amortization of acquired intangibles	$1,618	$1,777

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$214,065	$163,239
Professional services	13,865	13,030
Total revenue	227,930	176,269
Cost of revenue:
Subscription and returns	58,296	43,916
Professional services	9,288	8,726
Total cost of revenue(1)	67,584	52,642
Gross profit	160,346	123,627
Operating expenses:
Research and development(1)	52,691	34,952
Sales and marketing(1)	95,674	81,061
General and administrative(1)	41,710	33,253
Total operating expenses	190,075	149,266
Operating loss	(29,729)	(25,639)
Total other (income) expense, net	(4,860)	(1,336)
Loss before income taxes	(24,869)	(24,303)
Provision for income taxes	554	288
Net loss	$(25,423)	$(24,591)

(1) The stock-based compensation expense included above was as follows:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Cost of revenue	$2,673	$1,449
Research and development	5,474	2,919
Sales and marketing	5,771	4,276
General and administrative	8,060	7,340
Total stock-based compensation	$21,978	$15,984

The amortization of acquired intangibles included above was as follows:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Cost of revenue	$2,295	$2,400
Research and development	—	—
Sales and marketing	1,156	1,048
General and administrative	8	7
Total amortization of acquired intangibles	$3,459	$3,455

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended June 30,
	2020	2019
Revenue:
Subscription and returns	93%	93%
Professional services	7%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	25%
Professional services	4%	5%
Total cost of revenue	29%	30%
Gross profit	71%	70%
Operating expenses:
Research and development	23%	21%
Sales and marketing	40%	46%
General and administrative	17%	20%
Total operating expenses	80%	86%
Operating loss	(9)%	(16)%
Total other (income) expense, net	0%	(1)%
Loss before income taxes	(9)%	(15)%
Provision for income taxes	0%	0%
Net loss	(9)%	(16)%

	For the Six Months Ended June 30,
	2020	2019
Revenue:
Subscription and returns	94%	93%
Professional services	6%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	26%	25%
Professional services	4%	5%
Total cost of revenue	30%	30%
Gross profit	70%	70%
Operating expenses:
Research and development	23%	20%
Sales and marketing	42%	46%
General and administrative	18%	19%
Total operating expenses	83%	85%
Operating loss	(13)%	(15)%
Total other (income) expense, net	(2)%	(1)%
Loss before income taxes	(11)%	(14)%
Provision for income taxes	0%	0%
Net loss	(11)%	(14)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$108,519	$85,008	$23,511	28%
Professional services	7,968	6,291	1,677	27%
Total revenue	$116,487	$91,299	$25,188	28%

Total revenue for the three months ended June 30, 2020 increased by $25.2 million, or 28%, compared to the three months ended June 30, 2019. Subscription and returns revenue for the three months ended June 30, 2020 increased by $23.5 million, or 28%, compared to the three months ended June 30, 2019. Professional services revenue for the three months ended June 30, 2020 increased by $1.7 million, or 27%, compared to the three months ended June 30, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended June 30, 2020 compared to the same period in 2019, was due primarily to $13.8 million from new U.S. customers, $5.3 million from existing U.S. customers, $5.1 million from SST revenue growth, and $0.6 million from acquisitions made during 2019.

Cost of Revenue

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$28,779	$22,938	$5,841	25%
Professional services	4,551	4,397	154	4%
Total cost of revenue	$33,330	$27,335	$5,995	22%

Cost of revenue for the three months ended June 30, 2020 increased by $6.0 million, or 22%, compared to the three months ended June 30, 2019. The increase in cost of revenue in absolute dollars was due primarily to an increase of $4.6 million in employee-related costs from higher headcount, an increase of $0.9 million in software hosting costs and an increase of $1.0 million in allocated overhead cost, partially offset by a $0.9 million decrease in outside professional services expense.

Excluding the impact of our 2019 Portway acquisition, cost of revenue headcount increased approximately 21% from the second quarter of 2019 to the second quarter of 2020 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $4.2 million increase in salaries and benefits, a $0.8 million increase in stock-based compensation expense and a $0.3 million increase in contract and temporary employee costs, partially offset by a $0.3 million decrease in travel costs and a $0.2 million decrease in compensation expense related to our bonus plans. Software hosting costs increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations. Outside professional service expenses decreased primarily due to declining use of third-party consulting firms to support service offerings in our European operations.

Gross Profit

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$79,740	$62,070	$17,670	28%
Professional services	3,417	1,894	1,523	80%
Total gross profit	$83,157	$63,964	$19,193	30%
Gross margin
Subscription and returns	73%	73%
Professional services	43%	30%
Total gross margin	71%	70%

Total gross profit for the three months ended June 30, 2020 increased by $19.2 million, or 30% compared to the three months ended June 30, 2019. Total gross margin was 71% for the three months ended June 30, 2020 compared to 70% for the same period of 2019. This increase in gross margin was due primarily to a declining use of third-party consulting firms to support service offerings in our European operations.

Research and Development

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$26,844	$18,996	$7,848	41%

Research and development expenses for the three months ended June 30, 2020 increased by $7.8 million, or 41%, compared to the three months ended June 30, 2019. The increase was due primarily to an increase of $6.4 million in employee-related costs from higher headcount, an increase of $0.7 million in allocated overhead cost, and an increase of $0.6 million in third-party purchased software costs.

Research and development headcount increased approximately 44% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to a $5.5 million increase in salaries and benefits and a $1.4 million increase in stock-based compensation expense, partially offset by a $0.4 million decrease in travel costs and a $0.3 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools.

Sales and Marketing

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$46,040	$41,742	$4,298	10%

Sales and marketing expenses for the three months ended June 30, 2020 increased by $4.3 million, or 10%, compared to the three months ended June 30, 2019. The increase was due primarily to an increase of $2.5 million in employee-related costs, an increase of $1.4 million for partner commission expense, an increase of $0.8 million in allocated overhead cost, an increase of $0.5 million in third-party purchased software, and an increase of $0.4 million in outside professional service expenses, partially offset by a decrease of $1.2 million in marketing campaign expenses.

Sales and marketing headcount increased approximately 17% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to a $3.9 million increase in salaries and benefits and a $0.7 million increase in stock-based compensation expense, partially offset by a $1.5 million decrease in travel costs, a $0.6 million decrease in compensation expense related to our bonus plans and a $0.2 million decrease in sales commission expense. Travel costs decreased due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and new marketing analytics tools. Outside professional services expenses increased due to increased third-party consulting services as we continue to improve the customer experience during onboarding. Marketing expenses decreased due primarily to a reduction in customer event spend as a result of the COVID-19 pandemic.

General and Administrative

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$20,322	$18,019	$2,303	13%

General and administrative expenses for the three months ended June 30, 2020 increased by $2.3 million, or 13%, compared to the three months ended June 30, 2019. The increase was due primarily to an increase of $2.1 million in employee-related costs, and a $0.5 million increase in bad debt expense, partially offset by a $0.6 million decrease in outside professional services expense.

General and administrative headcount increased approximately 46% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to a $2.8 million increase in salaries and benefits and a $0.2 million increase in stock-based compensation expense, partially offset by a $0.4 million decrease in compensation expense related to our bonus plans and a $0.4 million decrease in travel costs. Bad debt expense increased due primarily to a higher estimate of credit losses resulting from our assessment of a less favorable economic outlook for certain customer segments as a result of the COVID-19 pandemic. Outside professional services expenses decreased due primarily to lower legal costs in the current period related to the PTP litigation.

Total Other (Income) Expense, Net

	For the Three Months Ended June 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(168)	$(1,282)	$1,114
Interest expense	—	173	(173)
Other (income) expense, net	122	381	(259)
Total other (income) expense, net	$(46)	$(728)	$682

Total other income for the three months ended June 30, 2020 was $0.05 million compared to total other income of $0.7 million for the three months ended June 30, 2019. Interest income decreased due primarily to a decline in the interest rate earned on our cash and cash equivalents.

Provision for Income Taxes

	For the Three Months Ended June 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Provision for income taxes	$137	$172	$(35)

The provision for income taxes for the three months ended June 30, 2020 was $0.1 million compared to a provision for income taxes of $0.2 million for the three months ended June 30, 2019. The decrease was due primarily to a decrease in foreign income taxes. The effective income tax rate was 1.4% for the three months ended June 30, 2020 compared to 1.2% for the three months ended June 30, 2019. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$214,065	$163,239	$50,826	31%
Professional services	13,865	13,030	835	6%
Total revenue	$227,930	$176,269	$51,661	29%

Total revenue for the six months ended June 30, 2020 increased by $51.7 million or 29%, compared to the six months ended June 30, 2019. Subscription and returns revenue for the six months ended June 30, 2020 increased by $50.8 million, or 31%, compared to the six months ended June 30, 2019. Professional services revenue for the six months ended June 30, 2020 increased by $0.8 million, or 6%, compared to the six months ended June 30, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the six months ended June 30, 2020 compared to the same period in 2019, was due primarily to $23.0 million from new U.S. customers, $17.7 million from existing U.S. customers, $9.1 million from SST revenue growth, $1.6 million attributable to revenue growth in our international operations, and $1.2 million from acquisitions made during 2019, partially offset by a $1.0 million decrease from interest earned on funds held for customers.

Cost of Revenue

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$58,296	$43,916	$14,380	33%
Professional services	9,288	8,726	562	6%
Total cost of revenue	$67,584	$52,642	$14,942	28%

Cost of revenue for the six months ended June 30, 2020 increased by $14.9 million, or 28%, compared to the six months ended June 30, 2019. The increase in cost of revenue in absolute dollars was due primarily to an increase of $9.6 million in employee-related costs from higher headcount, an increase of $3.1 million in software hosting costs, an increase of $2.5 million in allocated overhead cost, and an increase of $1.3 million in third-party purchased software, partially offset by a $1.1 million decrease in outside professional service expenses.

Excluding the impact of our 2019 Portway acquisition, cost of revenue headcount increased approximately 21% from the second quarter of 2019 to the second quarter of 2020 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to an $8.2 million increase in salaries and benefits, a $1.1 million increase in stock-based compensation expense and a $0.6 million increase in contract and temporary employee costs, partially offset by a $0.2 million decrease in travel costs and a $0.1 million decrease in compensation expense related to our bonus plans. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations. Third-party purchased software costs have increased due primarily to an increase in the number of user licenses purchased and higher subscription fees for key applications. Outside professional service expenses decreased due to declining use of third-party consulting firms to support service offerings in our European operations.

Gross Profit

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$155,769	$119,323	$36,446	31%
Professional services	4,577	4,304	273	6%
Total gross profit	$160,346	$123,627	$36,719	30%
Gross margin
Subscription and returns	73%	73%
Professional services	33%	33%
Total gross margin	70%	70%

Total gross profit for the six months ended June 30, 2020 increased $36.7 million, or 30% compared to the six months ended June 30, 2019. Total gross margin was 70% for the six months ended June 30, 2020 compared to 70% for the same period of 2019.

Research and Development

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$52,691	$34,952	$17,739	51%

Research and development expenses for the six months ended June 30, 2020 increased by $17.7 million, or 51%, compared to the six months ended June 30, 2019. The increase was due primarily to an increase of $14.4 million in employee-related costs from higher headcount, an increase of $1.7 million in allocated overhead cost, an increase of $1.0 million in third-party purchased software costs, and an increase of $0.4 million in depreciation expense.

Research and development headcount increased approximately 44% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to an $11.5 million increase in salaries and benefits, $2.3 million increase in stock-based compensation expense and a $1.2 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs and a $0.3 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools. Depreciation increased due primarily to an increase in capitalized software costs for projects placed into service since June 30, 2019.

Sales and Marketing

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$95,674	$81,061	$14,613	18%

Sales and marketing expenses for the six months ended June 30, 2020 increased by $14.6 million, or 18%, compared to the six months ended June 30, 2019. The increase was due primarily to an increase of $7.9 million in employee-related costs, an increase of $3.5 million for partner commission expense, an increase of $1.9 million in allocated overhead cost, an increase of $0.8 million in third-party purchased software costs and an increase of $0.4 million in outside professional services expense.

Sales and marketing headcount increased approximately 17% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to a $7.4 million increase in salaries and benefits and a $1.0 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in travel costs and a $0.2 million decrease in sales commission expense. Travel costs decreased due primarily to cancelling all in-person customer activities and events during the second quarter of 2020 as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and new marketing analytics tools. Outside professional services expenses increased due to increased third-party consulting services as we continue to improve the customer experience during onboarding.

General and Administrative

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$41,710	$33,253	$8,457	25%

General and administrative expenses for the six months ended June 30, 2020 increased by $8.5 million, or 25%, compared to the six months ended June 30, 2019. The increase was due primarily to an increase of $6.0 million in employee-related costs, an increase of $1.1 million in non-income tax expense, an increase of $0.9 million in bad debt expense, and an increase of $0.6 million in outside professional services expense.

General and administrative headcount increased approximately 46% from the second quarter of 2019 to the second quarter of 2020. Employee-related costs increased due primarily to a $4.6 million increase in salaries and benefits and a $1.9 million increase in stock-based compensation expense, partially offset by a $0.6 million decrease in compensation expense related to our bonus plans. Non-income tax expenses increased due primarily to higher foreign indirect taxes and higher state franchise taxes. Bad debt expense increased due primarily to a higher estimate of credit losses resulting from our assessment of a less favorable economic outlook for certain customer segments as a result of the COVID-19 pandemic. Outside professional services expenses increased due to higher legal fees associated with expanding our international operations, partially offset by lower legal costs in the current period related to the PTP litigation.

Total Other (Income) Expense, Net

	For the Six Months Ended June 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,610)	$(2,049)	$439
Interest expense	—	284	(284)
Other (income) expense, net	(3,250)	429	(3,679)
Total other (income) expense, net	$(4,860)	$(1,336)	$(3,524)

Total other income for the six months ended June 30, 2020 was $4.9 million compared to total other income of $1.3 million for the six months ended June 30, 2019. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents, partially offset by higher average cash balances during the first half of 2020. Other income (expense), net was $3.3 million other income for the six months ended June 30, 2020 compared to $0.4 million other expense for the six months ended June 30, 2019, primarily due to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During 2020 , the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million. The fair value of the Portway acquisition earnout liability decreased at June 30, 2020 due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the COVID-19 pandemic. During the first half of 2019, the adjustments to fair value increased the carrying value of the earnout liabilities for our Compli and Indix acquisitions, resulting in other expense of $0.5 million.

Provision for Income Taxes

	For the Six Months Ended June 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Provision for income taxes	$554	$288	$266

The provision for income taxes for the six months ended June 30, 2020 was $0.6 million compared to a provision for income taxes of $0.3 million for the six months ended June 30, 2019. The increase was due primarily to additional foreign income taxes. The effective income tax rate was 2.2% for the six months ended June 30, 2020 compared to 1.2% for the six months ended June 30, 2019. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first half of 2020. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, private placements, and bank borrowings. As of June 30, 2020, we had $474.4 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

We had a loan and security agreement with Silicon Valley Bank and Ally Bank (the “Lenders”) that consisted of a $50.0 million revolving credit facility (the “Credit Facility”). On June 25, 2019, we terminated the Credit Facility. As of June 30, 2020, we had no credit facilities in place and had no borrowings outstanding.

Future Cash Requirements

As of June 30, 2020, our cash and cash equivalents included proceeds from our June 2019 and our June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $474.4 million as of June 30, 2020 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating Activities	$(16,095)	$(421)
Investing Activities	(1,575)	(34,269)
Financing Activities	25,333	334,092

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

For the six months ended June 30, 2020, net cash used in operating activities was $16.1 million compared to net cash used of $0.4 million for the six months ended June 30, 2019. The increase in cash used in operations of $15.7 million was due primarily to higher annual incentive bonus payments of $10.4 million and higher software subscription payments of $3.7 million. In addition, we offered a sales promotion beginning in the second quarter of 2020 with extended credit terms for new customers, and we extended payment terms to some of our existing customers, resulting in an estimated $5.0 million reduction in cash collected from customers during the first six months of 2020. This was partially offset by a $2.9 million decrease in cash used due to our deferral of U.S. employer payroll tax payments under the CARES Act. We pay bonuses under our annual incentive plan each March for the previous year ended performance. During the first quarter of each year, we also pay a significant portion of our annual software subscription licenses. These payments were higher in the first half of 2020 due to timing of payments and an increased spend compared to the same period of the prior year due primarily to new software subscriptions for information technology security and reporting tools and more user licenses for renewing subscriptions due to higher headcount. We expect to continue our sales promotion during the third quarter of 2020, and we expect to continue to defer payment of employer payroll tax payments through the rest of 2020.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the six months ended June 30, 2020, cash used in investing activities was $1.6 million, compared to cash used of $34.3 million for the six months ended June 30, 2019. The decrease in cash used in investing activities of $32.7 million was due primarily to a reduction in cash paid for acquisitions of businesses of $17.3 million, a decrease in customer fund assets of $2.0 million in the first half of 2020 compared to an increase of $11.9 million in the prior period, and lower capital expenditures of $1.4 million. In the first half of 2019, we acquired substantially all the assets of Compli and Indix for total cash consideration of $17.3 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connection with acquisitions of businesses, and changes in customer fund obligations.

For the six months ended June 30, 2020, cash provided by financing activities was $25.3 million compared to cash provided of $334.1 million for the six months ended June 30, 2019. This decrease in cash provided by financing activities of $308.8 million was due primarily to a decrease in cash proceeds from offerings of our common stock of $274.7 million, a $15.0 million decrease in cash proceeds from exercise of stock options, a $1.9 million decrease in cash proceeds from common stock purchased under our employee stock purchase plan, a $3.8 million increase in cash paid related to business combination earnouts, and a $2.0 million decrease in customer fund obligations in the first half months of 2020 compared to a $11.8 million increase in customer fund obligations in the prior period.

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

Contractual Obligations and Commitments

In the first half of 2020, our purchase commitments increased approximately $120 million compared to December 31, 2019, primarily related to software hosting and software license subscriptions that extend up to five years beyond June 30, 2020. In the second quarter of 2020, our operating lease obligations increased $1.4 million for additional office space that has not yet commenced that extends up to five years beyond June 30, 2020. There were no other material changes to our contractual obligations as of June 30, 2020 compared to December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2020 or 2019.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP net income (loss), free cash flow, and calculated billings, which are non-GAAP financial measures. We have provided tabular reconciliations of each of these non-GAAP financial measures to its most directly comparable GAAP financial measure.

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

•

We calculate non-GAAP operating income (loss) as GAAP operating loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments. We calculate non-GAAP net income (loss) as GAAP net loss before stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments.

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

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP net income (loss), free cash flow, and calculated billings in conjunction with the related GAAP financial measure.

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$33,330	$27,335	$67,584	$52,642
Stock-based compensation expense	(1,477)	(708)	(2,673)	(1,449)
Amortization of acquired intangibles	(1,065)	(1,230)	(2,295)	(2,400)
Non-GAAP Cost of Revenue	$30,788	$25,397	$62,616	$48,793

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$83,157	$63,964	$160,346	$123,627
Stock-based compensation expense	1,477	708	2,673	1,449
Amortization of acquired intangibles	1,065	1,230	2,295	2,400
Non-GAAP Gross Profit	$85,699	$65,902	$165,314	$127,476

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	70%	70%	70%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%	1%
Non-GAAP Gross Margin	74%	72%	73%	72%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$26,844	$18,996	$52,691	$34,952
Stock-based compensation expense	(3,080)	(1,627)	(5,474)	(2,919)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$23,764	$17,369	$47,217	$32,033

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$46,040	$41,742	$95,674	$81,061
Stock-based compensation expense	(2,956)	(2,107)	(5,771)	(4,276)
Amortization of acquired intangibles	(549)	(543)	(1,156)	(1,048)
Non-GAAP Sales and Marketing Expense	$42,535	$39,092	$88,747	$75,737

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$20,322	$18,019	$41,710	$33,253
Stock-based compensation expense	(4,734)	(4,982)	(8,060)	(7,340)
Amortization of acquired intangibles	(4)	(4)	(8)	(7)
Non-GAAP General and Administrative Expense	$15,584	$13,033	$33,642	$25,906

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(10,049)	$(14,793)	$(29,729)	$(25,639)
Stock-based compensation expense	12,247	9,424	21,978	15,984
Amortization of acquired intangibles	1,618	1,777	3,459	3,455
Non-GAAP Operating Income (Loss)	$3,816	$(3,592)	$(4,292)	$(6,200)

Reconciliation of Non-GAAP Basic Net Income (Loss):
Net loss	$(10,140)	$(14,237)	$(25,423)	$(24,591)
Stock-based compensation expense	12,247	9,424	21,978	15,984
Amortization of acquired intangibles	1,618	1,777	3,459	3,455
Non-GAAP Net Income (Loss)	$3,725	$(3,036)	$14	$(5,152)

Free cash flow:
Net cash used in operating activities	$8,174	$10,000	$(16,095)	$(421)
Purchases of property and equipment	(1,956)	(2,836)	(3,556)	(4,950)
Free cash flow	$6,218	$7,164	$(19,651)	$(5,371)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Total revenue	$116,487	$111,443	$107,627	$98,525	$91,299	$84,970	$76,923	$69,919
Add:
Deferred revenue (end of period)	167,719	165,369	161,241	148,466	138,811	132,714	134,653	118,209
Contract liabilities (end of period)	6,195	6,330	5,197	4,843	4,508	4,208	—	—
Impact of adoption of ASC 606 on deferred revenue	—	—	—	—	—	11,250	—	—
Less:
Deferred revenue (beginning of period)	(165,369)	(161,241)	(148,466)	(138,811)	(132,714)	(134,653)	(118,209)	(109,344)
Contract liabilities (beginning of period)	(6,330)	(5,197)	(4,843)	(4,508)	(4,208)	—	—	—
Impact of adoption of ASC 606 on contract liabilities	—	—	—	—	—	(2,090)	—	—
Calculated billings	$118,702	$116,704	$120,756	$108,515	$97,696	$96,399	$93,367	$78,784

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $474.4 million and $467.0 million as of June 30, 2020 and December 31, 2019, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

On June 25, 2019, we terminated our Credit Facility. At June 30, 2020, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended June 30, 2020 and 2019, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the six months ended June 30, 2020 and 2019, approximately 6% and 7%, respectively, of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first half of 2020. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2020.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2020 due to the material weakness identified as of December 31, 2019 and described below. Management, under the direction and supervision of our chief executive officer and chief financial officer, has performed additional review and analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company continues working to remediate the material weakness and resulting significant deficiencies in internal control over financial reporting and is taking steps to improve the internal control environment. During the first half of 2020, the Company formed an internal working group to detail and implement specific remediation plans for its control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to assist with performing and monitoring internal control activity. The Company has completed the following:

•	Enhanced processes and review controls around revenue recognition and the calculation and deferral of commission costs;
•	Implemented additional training to improve documentation that supports effective control operation; and
•	Enhanced monitoring controls to timely respond to changes in key processes, including any required changes to the design of process level controls.

The Company continues to work to:

•	Implement system controls, enhancements and automation to reduce manual error-prone processes; and
•	Enhance user access reviews and monitoring controls, where appropriate, to improve segregation of duties.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin us from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon our review of the complaint and the specified patent, we believe we have meritorious defenses to PTP’s claims. On November 7, 2018, we moved to dismiss the lawsuit and to have the patent held invalid, and also have moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted our motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. On March 5, 2020, we filed a motion for summary judgment. On May 27, 2020, the United States District Court for the Western District of Washington entered summary judgment in favor of Avalara, Inc. disposing of the remaining trade secret misappropriation and breach of contract claims. Plaintiff filed a notice of appeal but subsequently withdrew the notice. On July 7, 2020, the United States District Court for the Western District of Washington dismissed the appeal with prejudice.

Item 1A. Risk Factors.

Other than the item discussed below, there have been no material changes to the Company’s Risk Factors as disclosed in our 2019 Annual Report.

The recent novel coronavirus pandemic could adversely affect our business, financial condition, results of operations, and cash flows.

The recent novel coronavirus (“COVID-19”) pandemic has resulted in widespread disruptions across the United States and the world, including in the states and countries in which we operate. As a result of the COVID-19 pandemic, we have seen decreased demand for our solutions from customers as well as slower collections on accounts receivable. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, and we have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. While we are developing and implementing risk mitigation plans and have reduced our pace of hiring, decreased costs associated with travel and marketing, and delayed certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses.

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

AVALARA, INC.

Date: August 4, 2020	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)