Form 10-Q
period 2020-09-30
AVALARA, INC.
filed 2020-11-06
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 84,570,871 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,064,077	$466,950
Trade accounts receivable—net of allowance for doubtful accounts of $3,307 and $1,179, respectively	63,056	51,644
Deferred commissions	11,035	9,279
Prepaid expenses and other current assets	18,306	14,127
Total current assets before customer fund assets	1,156,474	542,000
Funds held from customers	25,297	24,383
Receivable from customers—net of allowance of $923 and $270, respectively	535	420
Total current assets	1,182,306	566,803
Noncurrent assets:
Deferred commissions	34,806	29,137
Operating lease right-of-use assets—net	50,387	49,321
Property and equipment—net	33,553	34,997
Intangible assets—net	18,139	22,932
Goodwill	101,670	101,224
Other noncurrent assets	5,551	2,853
Total assets	$1,426,412	$807,267
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$16,642	$11,693
Accrued expenses	62,760	62,104
Deferred revenue	178,918	160,271
Accrued earnout liabilities	465	4,120
Operating lease liabilities	10,698	8,756
Total current liabilities before customer fund obligations	269,483	246,944
Customer fund obligations	26,669	24,783
Total current liabilities	296,152	271,727
Noncurrent liabilities:
Deferred revenue	1,722	970
Accrued earnout liabilities	—	9,835
Operating lease liabilities	55,781	58,301
Deferred tax liability	530	337
Other noncurrent liabilities	5,537	2,375
Total liabilities	359,722	343,545
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at September 30, 2020 and December 31, 2019, and 20,000 shares authorized as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value – 84,472 and 77,448 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively, and 600,000 shares authorized as of September 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,616,912	976,627
Accumulated other comprehensive loss	(1,884)	(2,719)
Accumulated deficit	(548,346)	(510,194)
Total shareholders’ equity	1,066,690	463,722
Total liabilities and shareholders' equity	$1,426,412	$807,267

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2020	2019
Revenue:
Subscription and returns	$119,193	$91,986
Professional services	8,686	6,539
Total revenue	127,879	98,525
Cost of revenue:
Subscription and returns	31,155	25,621
Professional services	3,777	4,157
Total cost of revenue	34,932	29,778
Gross profit	92,947	68,747
Operating expenses:
Research and development	32,562	21,871
Sales and marketing	49,057	41,263
General and administrative	23,885	20,511
Total operating expenses	105,504	83,645
Operating loss	(12,557)	(14,898)
Other (income) expense:
Interest income	(36)	(2,202)
Interest expense	—	2
Other (income) expense, net	(185)	265
Total other (income) expense, net	(221)	(1,935)
Loss before income taxes	(12,336)	(12,963)
Provision for income taxes	393	341
Net loss	$(12,729)	$(13,304)

Net loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.17)
Weighted average shares of common stock outstanding, basic and diluted	82,288	76,156

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2020	2019
Revenue:
Subscription and returns	$333,258	$255,225
Professional services	22,551	19,569
Total revenue	355,809	274,794
Cost of revenue:
Subscription and returns	89,451	69,537
Professional services	13,065	12,883
Total cost of revenue	102,516	82,420
Gross profit	253,293	192,374
Operating expenses:
Research and development	85,253	56,823
Sales and marketing	144,731	122,324
General and administrative	65,595	53,764
Total operating expenses	295,579	232,911
Operating loss	(42,286)	(40,537)
Other (income) expense:
Interest income	(1,646)	(4,251)
Interest expense	—	286
Other (income) expense, net	(3,435)	694
Total other (income) expense, net	(5,081)	(3,271)
Loss before income taxes	(37,205)	(37,266)
Provision for income taxes	947	629
Net loss	$(38,152)	$(37,895)

Net loss per share attributable to common shareholders, basic and diluted	$(0.48)	$(0.53)
Weighted average shares of common stock outstanding, basic and diluted	79,715	72,064

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2020	2019
Net loss	$(12,729)	$(13,304)
Other comprehensive income — Foreign currency translation	(225)	(591)
Total comprehensive loss	$(12,954)	$(13,895)

	For the Nine Months Ended September 30,
	2020	2019
Net loss	$(38,152)	$(37,895)
Other comprehensive income (loss) — Foreign currency translation	835	(777)
Total comprehensive loss	$(37,317)	$(38,672)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,152)	$(37,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,799	25,906
Depreciation and amortization	11,923	11,684
Asset impairments	794	—
Deferred tax expense	193	138
Non-cash operating lease costs	6,027	3,380
Non-cash change in earnout liabilities	(2,325)	610
Non-cash bad debt expense	1,445	602
Other	546	227
Changes in operating assets and liabilities:
Trade accounts receivable	(12,205)	(9,648)
Prepaid expenses and other current assets	(4,179)	(3,274)
Deferred commissions	(7,425)	(13,215)
Other noncurrent assets	(2,698)	(831)
Trade payables	4,683	4,818
Accrued expenses	6,247	2,305
Deferred revenue	19,397	24,782
Operating lease liabilities	(7,243)	(4,158)
Net cash provided by operating activities	11,827	5,431
Cash flows from investing activities:
Purchase of property and equipment	(5,674)	(7,196)
Cash paid for acquisitions of businesses	—	(30,310)
Cash paid for acquired intangible assets	—	(139)
Net (increase) in customer fund assets	(1,681)	(3,986)
Net cash used in investing activities	(7,355)	(41,631)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	556,312	274,705
Payments of deferred financing costs	(300)	(555)
Proceeds from exercise of stock options	30,717	51,583
Proceeds from purchases of stock under employee stock purchase plan	11,337	12,293
Taxes paid related to net share settlement of stock-based awards	—	(1,183)
Acquisition-related post-closing payments	(2,763)	—
Payments related to business combination earnouts	(3,760)	(375)
Payments related to asset acquisition earnouts	(65)	—
Net increase in customer fund obligations	1,681	3,986
Net cash provided by financing activities	593,159	340,454
Foreign currency effect on cash and cash equivalents	(504)	(13)
Net change in cash and cash equivalents	597,127	304,241
Cash and cash equivalents—Beginning of period	466,950	142,322
Cash and cash equivalents—End of period	$1,064,077	$446,563

(Continued)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$122
Cash paid for operating lease liabilities	10,156	6,907
Cash paid for income taxes	865	417

Non-cash investing and financing activities:
Stock issued related to business combinations	$7,500	$—
Accrued purchase price related to acquisitions	—	4,902
Accrued value of earnout related to acquisitions of businesses	—	15,351
Accrued purchase of intangible assets	433	40
Property and equipment additions in accounts payable and accrued expenses	981	914
Deferred financing costs in accounts payable and accrued expenses	401	—
Fair value of common stock issued to purchase intangible assets	87	98
Operating lease right-of-use assets in exchange for lease obligations	7,818	10,956

The accompanying notes are an integral part of these consolidated financial statements.	(Concluded)

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020. The accompanying interim consolidated balance sheet as of September 30, 2020, the consolidated interim statements of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and nine months ended September 30, 2020, respectively, are not necessarily indicative of the results expected for the full year ending December 31, 2020.

Prior Period Restatements and Adjustments

In preparing the 2019 annual consolidated financial statements, the Company discovered an immaterial error in recording deferred sales commissions for the first three quarters of 2019 impacting its previously reported quarterly financial results. The correction to sales commission expense resulted in an increase in sales and marketing expenses and accumulated deficit of $0.9 million and $3.1 million for three and nine months ended September 30, 2019, respectively. The correction resulted in an increase in net loss per share of $0.01 and $0.05 for the three and nine months ended September 30, 2019, respectively. The restatement of these prior period corrected amounts is presented in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2019, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019, and the consolidated statement of cash flows for the nine months ended September 30, 2019.

Avalara adopted the new lease accounting standard as of January 1, 2019 in the 2019 Annual Report. Due to the timing of adoption, the Company’s 2019 interim financial statements did not reflect the new lease accounting standard. As a result, the presentation of cash flows from operating activities presented in the accompanying unaudited consolidated statement of cash flows for the nine months ended September 30, 2019 include adjustments for the adoption of the new lease accounting standard. The adjustments do not impact previously reported net cash used in operating activities.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. An impairment of the Company’s operating lease right-of-use assets and property and equipment of $0.8 million was recorded in the third quarter of 2020 (see Note 3). The impairment charge is recorded in general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2020. No impairment of long-lived assets occurred for the year ended December 31, 2019.

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

Leases are classified at commencement as either operating or finance leases. As of September 30, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date. Operating lease costs are generally fixed payments. Lease-related costs, which are variable rather than fixed, are expensed in the period incurred. Variable lease costs consist primarily of common area maintenance and utilities costs for the Company’s office spaces that are due based on the actual costs incurred by the landlord. Lease payments that depend on an index or a rate are measured using the index or rate at the commencement date and are included in operating lease costs. Subsequent increases to lease payments due to a change in the index or rate are expensed as a variable lease cost.

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

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities. The Company adopted this guidance on January 1, 2020 with prospective application, as permitted by the ASU. For the first nine months of 2020, the Company capitalized $2.3 million of implementation costs. As of September 30, 2020, there was $2.1 million recorded in other noncurrent assets and $0.2 million recorded in prepaid expenses and other current assets on the consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
September 30, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,049,939	$1,049,939	$—	$—
Earnout related to business combinations	33	—	—	33

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$458,248	$458,248	$—	$—
Earnout related to business combinations	13,808	—	—	13,808

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

The Company generally estimates the fair value of earnout liabilities for business combinations using probability-weighted discounted cash flows and Monte Carlo simulations. The earnout liability associated with the 2019 acquisition of Portway International Inc. (“Portway”) is based on the achievement of specific revenue and operating metrics through January 2021. As of September 30, 2020, the operating metrics were achieved, but the revenue metrics are not projected to be met, which resulted in a decrease to the carrying value of the earnout liability during the nine months ended September 30, 2020 . The earnout periods for the 2019 acquisitions of Compli, Inc. (“Compli”) and Indix Corporation (“Indix”) ended as of January 31, 2020 and February 6, 2020, respectively. Additional information regarding payments of earnout liabilities that occurred during the nine months ended September 30, 2020 is included in Note 5.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Earnout liabilities:
Balance beginning of period	$33	$6,428
Fair value recorded at acquisition	—	9,399
Payments of earnout liabilities	—	(500)
Total unrealized loss included in other (income) expense, net	—	134
Balance end of period	$33	$15,461

	For the Nine Months Ended September 30,
	2020	2019
Earnout liabilities:
Balance beginning of period	$13,808	$—
Fair value recorded at acquisition	—	15,351
Payments of earnout liabilities	(11,450)	(500)
Total unrealized net (gain) loss included in other (income) expense, net	(2,325)	610
Balance end of period	$33	$15,461

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, and long-lived assets, are not required to be measured at fair value on a recurring basis. During the first nine months of 2020, certain operating lease right-of-use assets were measured at fair value on a non-recurring basis. In the third quarter of 2020, operating lease right-of-use assets and associated property and equipment with a total carrying value of $1.1 million was written down to fair value of $0.3 million, resulting in a $0.8 million impairment charge in the three and nine months ended September 30, 2020.

During the third quarter of 2020, the Company vacated certain leased offices in the U.S. Management does not intend to sublease these offices. Since the Company does not expect to derive future economic benefits from the operating lease right-of-use assets, the associated carrying value was reduced to zero in accordance with ASC 360, resulting in a $0.5 million impairment in the third quarter of 2020. The impairment charge is included in general and administrative expenses in the consolidated statements of operations.

Also, during the third quarter of 2020, the Company vacated its leased office in Toronto, Canada and is currently seeking a tenant to sublease. Due to declining commercial real estate markets, primarily as a result of the COVID-19 pandemic, management concluded the lease costs may not be fully recoverable by a sublease. As a result of this triggering event, the Company performed an impairment test which resulted in a $0.3 million impairment of the operating lease right-of-use asset and associated property and equipment. The impairment charge is included in general and administrative expenses in the consolidated statements of operations. The fair value of the operating lease right-of-use asset and associated property and equipment was estimated using an income approach to convert market expectations of future sublease cash inflows and outflows to a single present value, which is a Level 3 measurement. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the assets. The discount rate applied to the estimated future cash flows for the Toronto, Canada lease was 8.0%. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecast.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	September 30,	December 31,
	Life (Years)	2020	2019
Computer equipment and software	3 to 5	$14,641	$15,636
Internally developed software	6	8,687	5,948
Furniture and fixtures	5	6,433	6,589
Office equipment	3 to 5	948	1,058
Leasehold improvements	1 to 10	29,218	28,984
		59,927	58,215
Accumulated depreciation		(26,374)	(23,218)
Property and equipment—net		$33,553	$34,997

Depreciation expense was $2.5 million and $7.0 million for the three and nine months ended September 30, 2020, respectively and $2.2 million and $6.4 million for the three and nine months ended September 30, 2019, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses	$15,629	$11,064
Accrued investment income	15	565
Deposits	222	197
Other	2,440	2,301
Total	$18,306	$14,127

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll and related taxes	$7,346	$3,985
Accrued federal, state, and local taxes	2,965	2,635
Accrued bonus	17,046	20,206
Self-insurance reserves	2,372	2,238
Employee stock purchase plan contributions	2,397	4,716
Accrued sales commissions	2,762	5,397
Accrued partner commissions	8,275	7,043
Contract liabilities	7,673	5,197
Accrued purchase price related to acquisitions	1,981	2,763
Other	9,943	7,924
Total	$62,760	$62,104

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision has a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The first earnout milestone was achieved in the second quarter of 2019 and was paid in July 2019. The second and fourth milestones were not achieved. A portion of the third milestone was achieved and $0.03 million is recorded within current accrued earnout liabilities on the consolidated balance sheet as of September 30, 2020.

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

The earnout is based, in part, on two operating metric targets with a maximum payout of $7.5 million. The remainder of the earnout is based on certain revenue targets with a maximum payout of $2.5 million. Pursuant to the Portway Purchase, the shares will be transferred to the seller when the criteria under each provision are satisfied. During the nine months ended September 30, 2020, 89,318 shares of common stock (with a $7.5 million value under the Portway Purchase) were transferred to the seller to settle both operating metric targets of the earnout. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The remaining earnout liability related to the revenue targets was determined to be zero as of September 30, 2020.

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

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended September 30,
	2020	2019
Revenue (U.S.):
Subscription and returns
Tax determination	$65,312	$52,722
Tax returns and compliance management	46,087	33,456
Interest income on funds held for customers	118	907
Total subscription and returns	111,517	87,085
Professional services	8,186	6,019
Total revenue (U.S.)	119,703	93,104
Total revenue (non-U.S.)	8,176	5,421
Total revenue	$127,879	$98,525

	For the Nine Months Ended September 30,
	2020	2019
Revenue (U.S.):
Subscription and returns
Tax determination	$185,986	$146,660
Tax returns and compliance management	126,384	90,829
Interest income on funds held for customers	701	2,448
Total subscription and returns	313,071	239,937
Professional services	20,978	17,416
Total revenue (U.S.)	334,049	257,353
Total revenue (non-U.S.)	21,760	17,441
Total revenue	$355,809	$274,794

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three and nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended September 30,
	2020	2019
Contract liabilities:
Balance beginning of period	$6,195	$4,508
Contract liabilities transferred to deferred revenue	(2,737)	(1,503)
Addition to contract liabilities	4,215	1,838
Balance end of period	$7,673	$4,843

	Nine Months Ended September 30,
	2020	2019
Contract liabilities:
Balance beginning of period	$5,197	$—
Adoption of ASC 606	—	2,090
Contract liabilities transferred to deferred revenue	(7,992)	(3,897)
Addition to contract liabilities	10,468	6,650
Balance end of period	$7,673	$4,843

As of September 30, 2020, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended September 30,
	2020	2019
Deferred revenue:
Balance beginning of period	$167,719	$138,811
Revenue recognized	(127,879)	(98,525)
Additional amounts deferred	140,800	108,180
Balance end of period	$180,640	$148,466

	Nine Months Ended September 30,
	2020	2019
Deferred revenue:
Balance beginning of period	$161,241	$134,653
Adoption of ASC 606	—	(11,250)
Revenue recognized	(355,809)	(274,794)
Additional amounts deferred	375,208	299,857
Balance end of period	$180,640	$148,466

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three and nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Three Months Ended September 30,
	2020	2019
Deferred commissions:
Balance beginning of period	$43,356	$28,644
Additional commissions deferred	5,406	5,805
Amortization of deferred commissions	(2,921)	(1,967)
Balance end of period	$45,841	$32,482

	Nine Months Ended September 30,
	2020	2019
Deferred commissions:
Balance beginning of period	$38,416	$—
Adoption of ASC 606	—	19,267
Additional commissions deferred	15,818	18,167
Amortization of deferred commissions	(8,393)	(4,952)
Balance end of period	$45,841	$32,482

As of September 30, 2020, $11.0 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the nine months ended September 30, 2020 or 2019. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2020 or 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of September 30, 2020, amounts allocated to these additional contractual obligations are $40.4 million, of which $40.0 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Finite-lived intangible assets

Finite-lived intangible assets consisted of the following (in thousands):

		September 30, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,212	$(12,889)	$7,323
Developed technology	3 to 8	36,299	(25,606)	10,693
Noncompete agreements	3 to 5	755	(637)	118
Tradename and trademarks	1 to 4	436	(431)	5
		$57,702	$(39,563)	$18,139

		December 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,390	$(11,403)	$8,987
Developed technology	3 to 8	36,422	(22,659)	13,763
Noncompete agreements	3 to 5	777	(612)	165
Tradename and trademarks	1 to 4	452	(435)	17
		$58,041	$(35,109)	$22,932

Finite-lived intangible assets are generally amortized on a straight-line basis over the remaining estimated useful life as management believes this reflects the expected benefit to be received from these assets. Finite-lived intangible assets amortization expense was $1.5 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2019, respectively.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are summarized as follows (in thousands):

Balance—December 31, 2019	$101,224
Cumulative translation adjustments	446
Balance—September 30, 2020	$101,670

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of September 30, 2020, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $4.1 million and $11.8 million for the three and nine months ended September 30, 2020, respectively, and $3.0 million and $8.5 million for the three and nine months ended September 30, 2019, respectively. Sublease income was $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively and $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. Leases that commenced in the first nine months of 2020 increased operating lease right-of-use assets by $7.8 million.

An impairment of the Company’s operating lease right-of-use assets and property and equipment of $0.8 million was recorded in the third quarter of 2020 (see Note 3).

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

While the Company has never paid a material claim related to these indemnification provisions, the Company believes that, as of September 30, 2020, there is a reasonable possibility that a loss may be incurred pursuant to certain of these arrangements and estimates a range of loss of up to $2.0 million. The Company has not recorded an accrual related to these arrangements as of September 30, 2020 because it has not determined that a loss is probable. The ultimate outcome of these potential obligations is unknown, and it is possible that the actual losses could be higher than the estimated range.

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

In August 2020, the Company completed a second follow-on public offering, in which the Company sold 4,527,558 shares of its common stock, including the full exercise of the underwriters’ option to purchase 590,551 additional shares of common stock, at a price of $127.00 per share. The Company received net proceeds of $556.3 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $0.7 million.

The changes to the Company’s shareholders’ equity during the nine months ended September 30, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294
Exercise of stock options	1,117,805		17,495			17,495
Vesting of restricted stock units	57,832					—
Stock-based compensation cost			12,368			12,368
Shares issued related to business combination earnouts	44,659		3,750			3,750
Gain on translation adjustment				435		435
Net loss					(10,140)	(10,140)
Balance at June 30, 2020	79,514,983	$8	$1,037,470	$(1,659)	$(535,617)	$500,202
Proceeds from common stock offering, net of underwriting discounts	4,527,558		556,312			556,312
Public offering costs			(701)			(701)
Exercise of stock options	333,977		5,294			5,294
Vesting of restricted stock units	19,178					—
Stock-based compensation cost			12,916			12,916
Shares issued under employee stock purchase plan	75,811		5,621			5,621
Loss on translation adjustment				(225)		(225)
Net loss					(12,729)	(12,729)
Balance at September 30, 2020	84,471,507	$8	$1,616,912	$(1,884)	$(548,346)	$1,066,690

The changes to the Company’s shareholders’ equity for the nine months ended September 30, 2019 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2019	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Impact of adoption of new accounting pronouncements - ASC 606 (see Note 2)					27,622	27,622
Exercise of stock options	2,763,291		27,311			27,311
Shares tendered for cashless redemption of stock-based awards	(2,805)		(93)			(93)
Stock-based compensation cost			6,571			6,571
Shares issued under employee stock purchase plan	372,764		7,664			7,664
Shares issued to purchase intangible assets	1,634		50			50
Loss on translation adjustment				(462)		(462)
Net loss					(10,354)	(10,354)
Balance at March 31, 2019	69,903,447	$7	$640,996	$(2,807)	$(470,334)	$167,862
Proceeds from common stock offering, net of underwriting discounts	4,133,984	1	274,704			274,705
Public offering costs			(1,198)			(1,198)
Exercise of stock options	1,368,510		13,106			13,106
Vesting of restricted stock units	902					—
Stock-based compensation cost			9,439			9,439
Shares issued to purchase intangible assets	37,708					—
Gain on translation adjustment				276		276
Net loss					(14,237)	(14,237)
Balance at June 30, 2019	75,444,551	$8	$937,047	$(2,531)	$(484,571)	$449,953
Exercise of stock options	1,286,357		11,166			11,166
Shares tendered for cashless redemption of stock-based awards	(13,712)		(1,090)			(1,090)
Vesting of restricted stock units	36,611					—
Stock-based compensation cost			9,933			9,933
Shares issued under employee stock purchase plan	134,133		4,629			4,629
Shares issued to purchase intangible assets	676		48			48
Loss on translation adjustment				(591)		(591)
Net loss					(13,304)	(13,304)
Balance at September 30, 2019	76,888,616	$8	$961,733	$(3,122)	$(497,875)	$460,744

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of September 30, 2020, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), had RSUs outstanding under the 2018 Plan, and had purchase rights issued under the ESPP.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company or a subsidiary. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares (excluding automatic annual share increases) plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of September 30, 2020, 3,598,779 shares were subject to outstanding awards and 8,975,281 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of September 30, 2020, there were 2,797,085 shares subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation cost:
Stock options	$3,749	$4,436	$11,757	$12,549
Restricted stock units	8,052	4,705	20,472	10,954
Employee stock purchase plan	1,115	792	2,804	2,440
Total stock-based compensation cost	$12,916	$9,933	$35,033	$25,943

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Options outstanding as of January 1, 2020	5,884,742	$20.09	7.22	$312,838
Options granted	277,197	78.36
Options exercised	(1,984,630)	15.48
Options cancelled or expired	(114,912)	16.10
Options outstanding as of September 30, 2020	4,062,397	26.43	6.96	409,932
Options exercisable as of September 30, 2020	2,237,228	$17.37	6.11	$246,039

A summary of options outstanding and vested as of September 30, 2020 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	22,600	0.5	22,600	0.5
2.86 to 6.40	83,682	2.4	83,682	2.4
8.04 to 11.72	229,122	3.5	229,122	3.5
12.20 to 15.06	1,241,142	6.0	1,096,424	5.9
16.06 to 24.00	1,220,539	7.4	498,077	7.3
31.99 to 42.21	724,434	8.2	243,485	8.2
55.10 to 99.65	508,743	9.1	63,838	8.6
124.35 to 130.82	32,135	9.9	—	—
	4,062,397		2,237,228

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $168.3 million and $287.7 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $32.87 and $18.93 per share, respectively. During the nine months ended September 30, 2020, 1,277,331 options vested. There were 1,825,169 options unvested as of September 30, 2020.

As of September 30, 2020, $26.7 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.4 years.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fair market value of common stock	$124.35 - 130.82	—	$66.26 - 130.82	$39.76 - 72.67
Volatility	43%	—	43%	40%
Expected term	6 years	—	5-6 years	5-6 years
Expected dividend yield	n/a	—	n/a	n/a
Risk-free interest rate	0.44% - 0.51%	—	0.33% - 1.25%	1.77% - 2.65%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2020:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2020	1,508,281	$51.52
RSUs granted	1,229,956	80.42
RSUs vested	(263,485)	50.11
RSUs cancelled	(141,285)	56.71
RSUs outstanding as of September 30, 2020	2,333,467	$66.60

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of September 30, 2020, $136.8 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.2 years.

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of September 30, 2020, 1,775,457 shares of common stock are reserved for sale under the ESPP.

During the three and nine months ended September 30, 2020, 75,811 and 157,705 shares of common stock were purchased under the ESPP, respectively.

As of September 30, 2020, there was approximately $1.6 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2020 and will end on January 31, 2021.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fair market value of common stock	$138.83	$82.12	$87.23 to $138.83	$40.60 to $82.12
Volatility	49%	40%	32% to 49%	40%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	0.11%	2.04%	0.11% to 1.54%	2.04% to 2.59%

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(12,729)	$(13,304)	$(38,152)	$(37,895)
Denominator:
Weighted-average common shares outstanding-basic	82,288	76,156	79,715	72,064
Dilutive effect of share equivalents resulting from stock options, restricted stock units, and ESPP shares	—	—	—	—
Weighted-average common shares outstanding-diluted	82,288	76,156	79,715	72,064
Net loss per common share, basic and diluted	$(0.15)	$(0.17)	$(0.48)	$(0.53)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common shares	4,229	7,149	4,938	8,603
Unvested restricted stock units	2,267	1,346	2,009	1,066
Employee stock purchase plan shares	5	7	2	2
Total	6,501	8,502	6,949	9,671

13.	Subsequent Events

On October 5, 2020, the Company acquired the outstanding equity of Transaction Tax Resources, Inc., a Delaware corporation (“TTR”), for aggregate cash consideration of approximately $377 million. Approximately $57.6 million of the purchase price will be paid to TTR shareholders over the next 36 months, subject to reduction for certain indemnifications and other potential obligations of the TTR shareholders. In addition, $26.4 million of the purchase price will be paid to TTR’s founder and shareholder following the achievement of certain TTR performance metrics during the 2021 and 2022 fiscal years. TTR is a leading provider of research, consulting and tax automation tools in the U.S., with products that include software solutions for companies and governments.

On November 5, 2020, the Company acquired substantially all of the assets of Business Licenses, LLC, a New York limited liability company (“Business Licenses”) for aggregate consideration of approximately $97.0 million. Approximately $11.4 million of the purchase price will be paid to Business Licenses’ shareholders in 18 months, subject to reduction for certain indemnification obligations. Up to $20.7 million will be paid, in shares of the Company’s common stock, to Business Licenses’ shareholders following the achievement of certain Business Licenses performance metrics during the next four years. Business Licenses is a leading provider of license content, software, management, and services that automate and streamline business license compliance for companies of all sizes.

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

We derive most of our revenue from subscriptions to our solutions. Subscriptions and returns revenue accounted for 94% and 93% of our total revenue during the nine months ended September 30, 2020 and 2019, respectively. The initial term of our subscription contracts generally ranges from twelve to eighteen months, and renewal periods are typically one year in length. Subscription and returns revenue is primarily driven by the number of customers we have and the price plans they select for volumes of tax calculations, returns, and tax exemption certificates. We also derive revenue from providing professional services. During the first nine months of 2020, we generated approximately 94% of our revenue in North America and we are expanding our international presence to support transaction tax compliance in Europe, South America, and Asia.

Our total revenue for the three months ended September 30, 2020 was $127.9 million compared to $98.5 million for the three months ended September 30, 2019. Our total revenue for the nine months ended September 30, 2020 was $355.8 million compared to $274.8 million for the nine months ended September 30, 2019. Our net loss for the three months ended September 30, 2020 was $12.7 million compared to a net loss of $13.3 million for the three months ended September 30, 2019. Our net loss for the nine months ended September 30, 2020 was $38.2 million compared to a net loss of $37.9 million for the nine months ended September 30, 2019.

Impact of COVID-19 Pandemic

Our global operations expose us to risks associated with public health crises and pandemics, such as the novel coronavirus (“COVID-19”) pandemic. Our priority remains the health and safety of our employees and their families. Almost all our employees are able to work offsite and most have been working from home since March 2020, when the pandemic began. In some locations, where allowed by local authorities, we have reopened office locations for a limited number of employees. Currently, almost all our employees are working from home and we expect these arrangements to continue for most of our workforce into 2021.

We believe our recent operating results reflect the adaptability and resiliency of our business. Despite the global economic decline that has impacted many of our customers, our total revenue continues to increase as we benefit from the accelerating growth of ecommerce driven, to a certain extent, by the COVID-19 pandemic, and from the increased benefits our software solutions bring to customers looking to reduce costs by automating tax compliance.

During the third quarter of 2020, we decided to permanently close several of our smaller offices in the U.S. and our office in Toronto, Canada. Employees assigned to those office locations will continue to work from home, including after the end of the COVID-19 pandemic. As a result of these office closures, we recorded a $0.8 million impairment charge against the impacted operating lease right-of-use assets and associated property and equipment. While not expected to be significant, we expect to incur additional expenses in the fourth quarter of 2020 related to terminating these lease obligations.

Otherwise, for the nine months ended September 30, 2020, operating expenses were lower than initially planned. We have temporarily reduced spending on in-person marketing events and company-wide travel costs. These expense reductions were partially offset by one-time bonus payments to employees to assist with work from home expenses, additional spending on systems and applications that do not depend on employees being physically present in our offices, and incremental expenses incurred to prepare our offices to reopen safely.

During the nine months ended September 30, 2020, our operating cash flows were positively impacted by the deferral of U.S. employer payroll tax payments under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). In the second quarter of 2020, our operating cash flows were negatively impacted to the extent we experienced a slowdown in collections on accounts receivable as a result of extending longer than typical credit terms for new customers and a slowdown in payments from customers. During the third quarter of 2020, however, cash collections on accounts receivable improved and customers that were granted longer credit terms generally paid amounts when due.

As the COVID-19 pandemic continues to evolve, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of resumption of normal operating expenses, and incremental expenses associated with preventative and precautionary measures that we are taking in response to the pandemic.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018
Number of core customers(as of end of period)	14,180	13,560	12,940	12,150	11,400	10,560	9,800	9,150
Net revenue retention rate	108%	107%	109%	111%	113%	111%	107%	108%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The mid-market has been and remains our primary target market segment for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of September 30, 2020 and December 31, 2019, we had approximately 14,180 and 12,150 core customers, respectively. In the first nine months of 2020, our core customers represented more than 80% of our total revenue.

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

Currently, our net revenue retention rate calculation includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems, primarily related to past acquisitions. Our net revenue retention rate was 108% for the quarter ended September 30, 2020 and on average has been 108% over the last four quarters ended September 30, 2020.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscriptions and returns comprised approximately 94% of our revenue for the nine months ended September 30, 2020 and 93% of our revenue for the nine months ended September 30, 2019.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, evaluate and integrate acquisitions, and incur costs as a public company. Specifically, we expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance, and internal control compliance.

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

	For the Three Months Ended September 30,
	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$119,193	$91,986
Professional services	8,686	6,539
Total revenue	127,879	98,525
Cost of revenue:
Subscription and returns	31,155	25,621
Professional services	3,777	4,157
Total cost of revenue(1)	34,932	29,778
Gross profit	92,947	68,747
Operating expenses:
Research and development(1)	32,562	21,871
Sales and marketing(1)	49,057	41,263
General and administrative(1)	23,885	20,511
Total operating expenses	105,504	83,645
Operating loss	(12,557)	(14,898)
Other (income) expense, net	(221)	(1,935)
Loss before income taxes	(12,336)	(12,963)
Provision for income taxes	393	341
Net loss	$(12,729)	$(13,304)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,591	$828
Research and development	3,781	1,781
Sales and marketing	3,157	2,135
General and administrative	4,292	5,178
Total stock-based compensation	$12,821	$9,922

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$1,007	$1,235
Research and development	—	—
Sales and marketing	447	605
General and administrative	4	4
Total amortization of acquired intangibles	$1,458	$1,844

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$333,258	$255,225
Professional services	22,551	19,569
Total revenue	355,809	274,794
Cost of revenue:
Subscription and returns	89,451	69,537
Professional services	13,065	12,883
Total cost of revenue(1)	102,516	82,420
Gross profit	253,293	192,374
Operating expenses:
Research and development(1)	85,253	56,823
Sales and marketing(1)	144,731	122,324
General and administrative(1)	65,595	53,764
Total operating expenses	295,579	232,911
Operating loss	(42,286)	(40,537)
Other (income) expense, net	(5,081)	(3,271)
Loss before income taxes	(37,205)	(37,266)
Provision for income taxes	947	629
Net loss	$(38,152)	$(37,895)

(1) The stock-based compensation expense included above was as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$4,264	$2,277
Research and development	9,255	4,700
Sales and marketing	8,928	6,411
General and administrative	12,352	12,518
Total stock-based compensation	$34,799	$25,906

The amortization of acquired intangibles included above was as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cost of revenue	$3,302	$3,635
Research and development	—	—
Sales and marketing	1,603	1,653
General and administrative	12	11
Total amortization of acquired intangibles	$4,917	$5,299

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended September 30,
	2020	2019
Revenue:
Subscription and returns	93%	93%
Professional services	7%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	24%	26%
Professional services	3%	4%
Total cost of revenue	27%	30%
Gross profit	73%	70%
Operating expenses:
Research and development	25%	22%
Sales and marketing	38%	42%
General and administrative	19%	21%
Total operating expenses	83%	85%
Operating loss	(10)%	(15)%
Other (income) expense, net	0%	(2)%
Loss before income taxes	(10)%	(13)%
Provision for income taxes	0%	0%
Net loss	(10)%	(14)%

	For the Nine Months Ended September 30,
	2020	2019
Revenue:
Subscription and returns	94%	93%
Professional services	6%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	25%
Professional services	4%	5%
Total cost of revenue	29%	30%
Gross profit	71%	70%
Operating expenses:
Research and development	24%	21%
Sales and marketing	41%	45%
General and administrative	18%	20%
Total operating expenses	83%	85%
Operating loss	(12)%	(15)%
Other (income) expense, net	(1)%	(1)%
Loss before income taxes	(10)%	(14)%
Provision for income taxes	0%	0%
Net loss	(11)%	(14)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$119,193	$91,986	$27,207	30%
Professional services	8,686	6,539	2,147	33%
Total revenue	$127,879	$98,525	$29,354	30%

Total revenue for the three months ended September 30, 2020 increased by $29.4 million, or 30%, compared to the three months ended September 30, 2019. Subscription and returns revenue for the three months ended September 30, 2020 increased by $27.2 million, or 30%, compared to the three months ended September 30, 2019. Professional services revenue for the three months ended September 30, 2020 increased by $2.1 million, or 33%, compared to the three months ended September 30, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended September 30, 2020 compared to the same period in 2019, was due primarily to $13.2 million from new U.S. customers, $7.2 million from existing U.S. customers, $6.6 million from SST revenue growth, and $2.8 million from revenue growth in our international operations.

Cost of Revenue

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$31,155	$25,621	$5,534	22%
Professional services	3,777	4,157	(380)	-9%
Total cost of revenue	$34,932	$29,778	$5,154	17%

Cost of revenue for the three months ended September 30, 2020 increased by $5.2 million, or 17%, compared to the three months ended September 30, 2019. The increase in cost of revenue was due primarily to an increase of $3.7 million in employee-related costs from higher headcount, an increase of $1.1 million in software hosting costs, and an increase of $0.6 million in allocated overhead cost, partially offset by a $0.3 million decrease in outside professional services expense.

Cost of revenue headcount increased approximately 10% from the third quarter of 2019 to the third quarter of 2020 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $2.9 million increase in salaries and benefits, a $0.8 million increase in stock-based compensation expense, and a $0.5 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs. Software hosting costs increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations. Outside professional service expenses decreased due primarily to declining use of third-party consulting firms to support service offerings in our European operations.

Gross Profit

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$88,038	$66,365	$21,673	33%
Professional services	4,909	2,382	2,527	106%
Total gross profit	$92,947	$68,747	$24,200	35%
Gross margin
Subscription and returns	74%	72%
Professional services	57%	36%
Total gross margin	73%	70%

Total gross profit for the three months ended September 30, 2020 increased by $24.2 million, or 35% compared to the three months ended September 30, 2019. Total gross margin was 73% for the three months ended September 30, 2020 compared to 70% for the same period of 2019. This increase in gross margin was due primarily to a declining use of third-party consulting firms to support service offerings in our European operations and continued process automation.

Research and Development

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$32,562	$21,871	$10,691	49%

Research and development expenses for the three months ended September 30, 2020 increased by $10.7 million, or 49%, compared to the three months ended September 30, 2019. The increase was due primarily to an increase of $9.2 million in employee-related costs from higher headcount, an increase of $0.8 million in third-party purchased software costs, and an increase of $0.4 million in depreciation expense, and an increase of $0.3 million in allocated overhead cost.

Research and development headcount increased approximately 42% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $6.2 million increase in salaries and benefits, a $2.0 million increase in stock-based compensation expense, and a $1.7 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs, and a $0.3 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools and software hosting costs. Depreciation increased due primarily to an increase in capitalized software costs placed into service in later 2019 and in 2020.

Sales and Marketing

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$49,057	$41,263	$7,794	19%

Sales and marketing expenses for the three months ended September 30, 2020 increased by $7.8 million, or 19%, compared to the three months ended September 30, 2019. The increase was due primarily to an increase of $4.3 million in employee-related costs, an increase of $1.9 million for partner commission expense, an increase of $0.7 million in outside professional service expenses, an increase of $0.6 million in marketing campaign expenses, and an increase of $0.4 million in allocated overhead cost.

Sales and marketing headcount increased approximately 10% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $3.2 million increase in salaries and benefits, a $1.2 million increase in compensation expense related to our bonus plans, a $1.0 million increase in stock-based compensation expense, and a $0.3 million increase in contract and temporary employee costs, partially offset by a $1.3 million decrease in travel costs, and a $0.2 million decrease in sales commission expense. Travel costs decreased due primarily to cancelling all in-person customer activities and events as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Outside professional services expenses increased due primarily to increased third-party consulting services as we continue to improve the customer experience during onboarding. Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising and outbound direct mail advertising, partially offset by a reduction in customer event spend as a result of the COVID-19 pandemic.

General and Administrative

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$23,885	$20,511	$3,374	16%

General and administrative expenses for the three months ended September 30, 2020 increased by $3.4 million, or 16%, compared to the three months ended September 30, 2019. The increase was due primarily to an increase of $0.6 million in employee-related costs, a $0.8 million increase in impairment related to operating lease right-of-use assets and property and equipment, a $0.5 million increase in third-party purchased software costs, a $0.4 million increase in outside professional services expense, and a $0.4 million increase in insurance.

General and administrative headcount increased approximately 33% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $0.8 million increase in salaries and benefits, a $1.0 million increase in compensation expense related to our bonus plans, partially offset by a $0.9 million decrease in stock-based compensation expense and a $0.4 million decrease in travel costs. Operating lease right-of-use asset and property and equipment impairment increased due to the closure during the third quarter of 2020 of four offices in the U.S. and Canada that have remaining lease terms extending beyond the date we vacated the leased office space. Software costs increased primarily due to an increase in the number of user licenses purchased and higher subscription fees for key financial and human resources information system (“HRIS”) applications. Outside professional services expenses increased due primarily to acquisition-related costs and investment in expanding international business operations, partially offset by higher legal costs in the prior period related to the PTP litigation. Insurance expenses have increased due to increased insurance premiums in the current year.

Total Other (Income) Expense, Net

	For the Three Months Ended September 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(36)	$(2,202)	$2,166
Interest expense	—	2	(2)
Other (income) expense, net	(185)	265	(450)
Total other (income) expense, net	$(221)	$(1,935)	$1,714

Total other income, net for the three months ended September 30, 2020 was $0.2 million compared to $1.9 million for the three months ended September 30, 2019. Interest income decreased due primarily to a decline in the interest rate earned on our cash and cash equivalents.

Provision for Income Taxes

	For the Three Months Ended September 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Provision for income taxes	$393	$341	$52

The provision for income taxes for the three months ended September 30, 2020 was $0.4 million compared to a provision for income taxes of $0.3 million for the three months ended September 30, 2019. The effective income tax rate was 3.2% for the three months ended September 30, 2020 compared to 2.6% for the three months ended September 30, 2019. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$333,258	$255,225	$78,033	31%
Professional services	22,551	19,569	2,982	15%
Total revenue	$355,809	$274,794	$81,015	29%

Total revenue for the nine months ended September 30, 2020 increased by $81.0 million, or 29%, compared to the nine months ended September 30, 2019. Subscription and returns revenue for the nine months ended September 30, 2020 increased by $78.0 million, or 31%, compared to the nine months ended September 30, 2019. Professional services revenue for the nine months ended September 30, 2020 increased by $3.0 million, or 15%, compared to the nine months ended September 30, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the nine months ended September 30, 2020 compared to the same period in 2019, was due primarily to $33.2 million from existing U.S. customers, $27.9 million from new U.S. customers, $15.8 million from SST revenue growth, $4.3 million attributable to revenue growth in our international operations, and $1.6 million from acquisitions made during 2019, partially offset by a $1.7 million decrease from interest earned on funds held for customers.

Cost of Revenue

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$89,451	$69,537	$19,914	29%
Professional services	13,065	12,883	182	1%
Total cost of revenue	$102,516	$82,420	$20,096	24%

Cost of revenue for the nine months ended September 30, 2020 increased by $20.1 million, or 24%, compared to the nine months ended September 30, 2019. The increase in cost of revenue was due primarily to an increase of $13.5 million in employee-related costs from higher headcount, an increase of $4.1 million in software hosting costs, an increase of $3.1 million in allocated overhead cost, an increase of $1.6 million in third-party purchased software, and an increase of $0.3 million in depreciation expense, partially offset by a $1.4 million decrease in outside professional service expenses.

Cost of revenue headcount increased approximately 10% from the third quarter of 2019 to the third quarter of 2020 due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $11.2 million increase in salaries and benefits, a $2.0 million increase in stock-based compensation expense, a $0.6 million increase in contract and temporary employee costs, and a $0.4 million increase in compensation expense related to our bonus plans, partially offset by a $0.5 million decrease in travel costs. Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations. Third-party purchased software costs have increased due primarily to an increase in the number of user licenses purchased and higher subscription fees for key applications. Depreciation expense increased due primarily to an increase in leasehold improvements. Outside professional service expenses decreased due to declining use of third-party consulting firms to support service offerings in our European operations.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$243,807	$185,688	$58,119	31%
Professional services	9,486	6,686	2,800	42%
Total gross profit	$253,293	$192,374	$60,919	32%
Gross margin
Subscription and returns	73%	73%
Professional services	42%	34%
Total gross margin	71%	70%

Total gross profit for the nine months ended September 30, 2020 increased $60.9 million, or 32% compared to the nine months ended September 30, 2019. Total gross margin was 71% for the nine months ended September 30, 2020 compared to 70% for the same period of 2019. This increase in gross margin was due primarily to a declining use of third-party consulting firms to support service offerings in our European operations.

Research and Development

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$85,253	$56,823	$28,430	50%

Research and development expenses for the nine months ended September 30, 2020 increased by $28.4 million, or 50%, compared to the nine months ended September 30, 2019. The increase was due primarily to an increase of $23.8 million in employee-related costs from higher headcount, an increase of $2.1 million in third-party purchased software costs, an increase of $1.8 million in allocated overhead cost, and an increase of $0.8 million in depreciation expense.

Research and development headcount increased approximately 42% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $17.6 million increase in salaries and benefits, $4.6 million increase in stock-based compensation expense, and a $3.0 million increase in compensation expense related to our bonus plans, partially offset by a $0.7 million decrease in travel costs and a $0.7 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools and software hosting costs. Depreciation increased due primarily to an increase in capitalized software costs for projects placed into service in late 2019 and in 2020.

Sales and Marketing

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$144,731	$122,324	$22,407	18%

Sales and marketing expenses for the nine months ended September 30, 2020 increased by $22.4 million, or 18%, compared to the nine months ended September 30, 2019. The increase was due primarily to an increase of $12.5 million in employee-related costs, an increase of $5.4 million for partner commission expense, an increase of $1.8 million in allocated overhead cost, an increase of $1.1 million in outside professional services expense, an increase of $0.9 million in third-party purchased software costs, and an increase of $0.6 million in marketing campaign expenses.

Sales and marketing headcount increased approximately 10% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $10.6 million increase in salaries and benefits, a $2.5 million increase in stock-based compensation expense, a $1.2 million increase in compensation expense related to our bonus plans, and a $0.4 million increase in contract and temporary employee costs, partially offset by a $1.8 million decrease in travel costs and a $0.4 million decrease in sales commission expense. Travel costs decreased due primarily to cancelling all in-person customer activities and events during the second and third quarter of 2020 as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Outside professional services expenses increased due to increased third-party consulting services as we continue to improve the customer experience during onboarding. Software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and new marketing analytics tools. Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising and outbound direct mail advertising, partially offset by a reduction in customer event spend as a result of the COVID-19 pandemic.

General and Administrative

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$65,595	$53,764	$11,831	22%

General and administrative expenses for the nine months ended September 30, 2020 increased by $11.8 million, or 22%, compared to the nine months ended September 30, 2019. The increase was due primarily to an increase of $3.1 million in employee-related costs, a $1.9 million increase in third-party purchased software costs, an increase of $1.4 million in non-income tax expense, an increase of $1.1 million in insurance, an increase of $0.9 million in bad debt expense, an increase of $0.9 million in outside professional services expense, an increase of $0.8 million in impairment related to operating lease right-of-use assets and property and equipment, and an increase of $0.6 million in merchant fees.

General and administrative headcount increased approximately 33% from the third quarter of 2019 to the third quarter of 2020. Employee-related costs increased due primarily to a $3.4 million increase in salaries and benefits, and a $0.2 million increase in compensation expense related to our bonus plans, partially offset by a $0.3 million decrease in travel costs and a $0.2 million decrease in stock-based compensation expense. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and HRIS applications. Non-income tax expenses increased due primarily to higher foreign indirect taxes and higher state franchise taxes. Insurance expenses have increased due to higher insurance premiums in the current year. Bad debt expense increased due primarily to a higher estimate of credit losses resulting from our assessment of a less favorable economic outlook for certain customer segments as a result of the COVID-19 pandemic. Operating lease right-of-use asset and property and equipment impairment increased due to the closure during the third quarter of 2020 of four offices in the U.S. and Canada that have remaining lease terms extending beyond the date we vacated the leased office space. Outside professional services expenses increased due to an increase in acquisition-related costs and investment in expanding international business operations, partially offset by higher legal costs in the prior period related to the PTP litigation. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions.

Total Other (Income) Expense, Net

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,646)	$(4,251)	$2,605
Interest expense	—	286	(286)
Other (income) expense, net	(3,435)	694	(4,129)
Total other (income) expense, net	$(5,081)	$(3,271)	$(1,810)

Total other income, net for the nine months ended September 30, 2020 was $5.1 million compared to $3.3 million for the nine months ended September 30, 2019. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents, partially offset by higher average cash balances during the first three quarters of 2020. Other income (expense), net was $3.4 million other income for the nine months ended September 30, 2020 compared to $0.7 million other expense for the nine months ended September 30, 2019, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the nine months ended September 30, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million. The fair value of the Portway acquisition earnout liability decreased due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the COVID-19 pandemic. During the first three quarters of 2019, the adjustments to fair value increased the carrying value of the earnout liabilities for our Compli and Indix acquisitions, resulting in other expense of $0.6 million.

Provision for Income Taxes

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount
	(dollars in thousands)
Provision for income taxes	$947	$629	$318

The provision for income taxes for the nine months ended September 30, 2020 was $0.9 million compared to a provision for income taxes of $0.6 million for the nine months ended September 30, 2019. The increase was due primarily to additional foreign income taxes. The effective income tax rate was 2.5% for the nine months ended September 30, 2020 compared to 1.7% for the nine months ended September 30, 2019. The effective tax rate in both periods differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating U.S. tax losses, including in the first nine months of 2020. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. To date, we have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, private placements, and bank borrowings. As of September 30, 2020, we had almost $1.1 billion of cash and cash equivalents, most of which was held in money market accounts. On October 5, 2020, we acquired all the outstanding equity of Transaction Tax Resources, Inc. (“TTR”) for total cash consideration of approximately $377 million. Approximately $57.6 million of the purchase price will be paid to TTR shareholders over the next 36 months, subject to reduction for certain indemnifications and other potential obligations of the TTR shareholders. In addition, $26.4 million of the purchase price will be paid to TTR’s founder and shareholder following the achievement of certain TTR performance metrics during the 2021 and 2022 fiscal years.

Borrowings

As of September 30, 2020, we had no credit facilities in place and had no borrowings outstanding.

Future Cash Requirements

As of September 30, 2020, our cash and cash equivalents included proceeds from our August 2020, June 2019 and June 2018 public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We may also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $1.1 billion as of September 30, 2020 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating Activities	$11,827	$5,431
Investing Activities	(7,355)	(41,631)
Financing Activities	593,159	340,454

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, software hosting costs, and facilities expenses. Cash used in operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, other non-cash income and expenses, and net changes in operating assets and liabilities.

For the nine months ended September 30, 2020, net cash provided by operating activities was $11.8 million compared to net cash provided of $5.4 million for the nine months ended September 30, 2019. The increase in cash provided by operations of $6.4 million was due primarily to a $5.1 million decrease in cash used due to our deferral of U.S. employer payroll tax payments under the CARES Act.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, changes in customer fund assets, and, from time-to-time, the cash paid for asset or business acquisitions.

For the nine months ended September 30, 2020, cash used in investing activities was $7.4 million, compared to cash used of $41.6 million for the nine months ended September 30, 2019. The decrease in cash used in investing activities of $34.3 million was due primarily to a reduction in cash paid for acquisitions of businesses of $30.3 million, an increase in customer fund assets of $1.7 million in the first nine months of 2020 compared to an increase of $4.0 million in the prior period, and lower capital expenditures of $1.5 million. In the first nine months of 2019, we acquired substantially all the assets of Compli, Indix, and Portway for total cash consideration of $30.3 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connection with acquisitions of businesses, and changes in customer fund obligations.

For the nine months ended September 30, 2020, cash provided by financing activities was $593.2 million compared to cash provided of $340.5 million for the nine months ended September 30, 2019. This increase in cash provided by financing activities of $252.7 million was due primarily to an increase in cash proceeds from offerings of our common stock of $281.6 million, partially offset by a $20.9 million decrease in cash proceeds from exercise of stock options, a $3.4 million increase in deferred cash payments related to business combination earnouts, a $2.8 million increase in deferred cash payments related to business combinations, a $1.0 million decrease in cash proceeds from common stock purchased under our employee stock purchase plan, and a $1.7 million increase in customer fund obligations in the first nine months of 2020 compared to a $4.0 million increase in customer fund obligations in the prior period.

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

Contractual Obligations and Commitments

During the nine months ended September 30,2020, our purchase commitments increased approximately $128 million compared to December 31, 2019, primarily related to software hosting and software license subscriptions that extend up to five years beyond September 30, 2020. During the nine months ended September 30, 2020, our operating lease obligations increased $7.3 million for additional office space and equipment that extends up to five years beyond September 30, 2020. There were no other material changes to our contractual obligations as of September 30, 2020 compared to December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the nine months ended September 30, 2020 or 2019.

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

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$34,932	$29,778	$102,516	$82,420
Stock-based compensation expense	(1,591)	(828)	(4,264)	(2,277)
Amortization of acquired intangibles	(1,007)	(1,235)	(3,302)	(3,635)
Non-GAAP Cost of Revenue	$32,334	$27,715	$94,950	$76,508

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$92,947	$68,747	$253,293	$192,374
Stock-based compensation expense	1,591	828	4,264	2,277
Amortization of acquired intangibles	1,007	1,235	3,302	3,635
Non-GAAP Gross Profit	$95,545	$70,810	$260,859	$198,286

Reconciliation of Non-GAAP Gross Margin:
Gross margin	73%	70%	71%	70%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%	1%
Non-GAAP Gross Margin	75%	72%	73%	72%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$32,562	$21,871	$85,253	$56,823
Stock-based compensation expense	(3,781)	(1,781)	(9,255)	(4,700)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$28,781	$20,090	$75,998	$52,123

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$49,057	$41,263	$144,731	$122,324
Stock-based compensation expense	(3,157)	(2,135)	(8,928)	(6,411)
Amortization of acquired intangibles	(447)	(605)	(1,603)	(1,653)
Non-GAAP Sales and Marketing Expense	$45,453	$38,523	$134,200	$114,260

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$23,885	$20,511	$65,595	$53,764
Stock-based compensation expense	(4,292)	(5,178)	(12,352)	(12,518)
Amortization of acquired intangibles	(4)	(4)	(12)	(11)
Non-GAAP General and Administrative Expense	$19,589	$15,329	$53,231	$41,235

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(12,557)	$(14,898)	$(42,286)	$(40,537)
Stock-based compensation expense	12,821	9,922	34,799	25,906
Amortization of acquired intangibles	1,458	1,844	4,917	5,299
Non-GAAP Operating Income (Loss)	$1,722	$(3,132)	$(2,570)	$(9,332)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(12,729)	$(13,304)	$(38,152)	$(37,895)
Stock-based compensation expense	12,821	9,922	34,799	25,906
Amortization of acquired intangibles	1,458	1,844	4,917	5,299
Non-GAAP Net Income (Loss)	$1,550	$(1,538)	$1,564	$(6,690)

Free cash flow:
Net cash used in operating activities	$27,922	$5,852	$11,827	$5,431
Purchases of property and equipment	(2,118)	(2,246)	(5,674)	(7,196)
Free cash flow	$25,804	$3,606	$6,153	$(1,765)

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018
Total revenue	$127,879	$116,487	$111,443	$107,627	$98,525	$91,299	$84,970	$76,923
Add:
Deferred revenue (end of period)	180,640	167,719	165,369	161,241	148,466	138,811	132,714	134,653
Contract liabilities (end of period)	7,673	6,195	6,330	5,197	4,843	4,508	4,208	—
Impact of adoption of ASC 606 on deferred revenue	—	—	—	—	—	—	11,250	—
Less:
Deferred revenue (beginning of period)	(167,719)	(165,369)	(161,241)	(148,466)	(138,811)	(132,714)	(134,653)	(118,209)
Contract liabilities (beginning of period)	(6,195)	(6,330)	(5,197)	(4,843)	(4,508)	(4,208)	—	—
Impact of adoption of ASC 606 on contract liabilities	—	—	—	—	—	—	(2,090)	—
Calculated billings	$142,278	$118,702	$116,704	$120,756	$108,515	$97,696	$96,399	$93,367

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1.1 billion and $467.0 million as of September 30, 2020 and December 31, 2019, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

At September 30, 2020, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended September 30, 2020 and 2019, approximately 6% of our revenues were generated in currencies other than U.S. dollars. For the nine months ended September 30, 2020 and 2019, approximately 6% of our revenues were generated in currencies other than U.S. dollars.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition, or results of operations in the last fiscal year or the first nine months of 2020. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2020.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2020 due to the material weakness identified as of December 31, 2019 and described below. Management, under the direction and supervision of our chief executive officer and chief financial officer, has performed additional review and analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company continues working to remediate the material weakness and resulting significant deficiencies in internal control over financial reporting and is taking steps to improve the internal control environment. During the first nine months of 2020, the Company formed an internal working group to detail and implement specific remediation plans for its control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to assist with performing and monitoring internal control activity. The Company has completed the following:

•	Enhanced processes and review controls around revenue recognition and the calculation and deferral of commission costs;
•	Implemented additional training to improve documentation that supports effective control operation; and
•	Enhanced monitoring controls to timely respond to changes in key processes, including any required changes to the design of process level controls.

The Company continues to make progress to:

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

Changes in Internal Control over Financial Reporting

Other than the changes described above regarding the system controls and user access reviews and controls that the Company is working to implement in connection with the remediation of the material weakness and resulting significant deficiencies, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The novel coronavirus pandemic could adversely affect our business, financial condition, results of operations, and cash flows.

The novel coronavirus (“COVID-19”) pandemic has resulted in widespread disruptions across the United States and the world, including in the states and countries in which we operate. As a result of the COVID-19 pandemic, we experienced and, in the future, may experience decreased demand for our solutions from customers as well as slower collections on accounts receivable. Because we sell our solutions primarily on a subscription basis, the effect of the pandemic may not be fully reflected in our operating results until future periods. Like many companies, including our customers and prospects, most of our employees are working from home, we have limited all non-essential business travel, and we have modified certain other business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. While we are developing and implementing risk mitigation plans and have reduced our pace of hiring, decreased costs associated with travel and marketing, and delayed certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 14, 2018, the SEC declared effective the Registration Statement on Form S-1 (File No. 333-224850) for our IPO. Using a portion of the proceeds from the IPO, on August 15, 2018, we repaid all amounts outstanding under our term loan facility. On October 5, 2020, we used the remaining proceeds from the IPO as part of the cash consideration paid at closing for the acquisition of TTR.

Item 6. Exhibits.

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties that the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the applicable agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of such agreement. In addition, such representations and warranties: (i) may not be accurate or complete as of any specified date; (ii) are modified and qualified in important part by the underlying disclosure schedules; (iii) may be subject to a contractual standard of materiality different from those generally applicable to investors; or (iv) may have been used for the purpose of allocating risk among the parties to the applicable agreement, rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the applicable agreement, which subsequent information may or may not be fully reflected in Company’s public disclosures. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated October 5, 2020, by and among Avalara, Inc., Tannin Merger Sub, Inc., Transaction Tax Resources, Inc., and Northwest Cloud Co. LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed October 6, 2020 (File No. 001-38525)).

2.2

Asset Purchase Agreement, dated November 5, 2020, by and among Avalara, Inc. and Business Licenses, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed November 5, 2020 (File No. 001-38525)).

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

AVALARA, INC.

Date: November 6, 2020	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)