Form 10-Q/A
period 2020-03-31
AVALARA, INC.
filed 2020-11-24
CIK 1348036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Avalara, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form
10-Q
for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission on May 8, 2020 (the “Original Form
10-Q”),
in order to correct the inadvertent omission of certain language in paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form
10-Q.
This Amendment No. 1 should be read in conjunction with the Original Form
10-Q,
which continues to speak as of the date of the Original Form
10-Q.
Other than the filing of the corrected certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form
10-Q
in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form
10-Q
or modify or update any related or other disclosures.

Item 6.	Exhibits.
The following exhibits are filed with this Amendment No. 1 to the Company’s Quarterly Report on Form
10-Q/A:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: November 24 , 2020	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)