Form 10-Q/A
period 2020-06-30
AVALARA, INC.
filed 2020-11-24
CIK 1348036

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

EXPLANATORY NOTE
Avalara, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form
10-Q
for the quarterly period ended June 30, 2020, as filed with the Securities and Exchange Commission on August 4, 2020 (the “Original Form
10-Q”),
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