Form 10-K
period 2020-12-31
AVALARA, INC.
filed 2021-02-25
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2020 was $10,322 million.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2021 was 85,426,659.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

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

PART I

Item 1. Business.

Overview

Avalara is a leading provider of tax compliance automation for businesses of all sizes. Every business, regardless of size, faces a bewildering and burdensome array of constantly shifting transaction tax collection, reporting and remittance obligations imposed by a patchwork of local, regional, state, and national taxing authorities. The rise of omnichannel commerce and international trade has increased this compliance burden. Avalara’s mission is to eliminate this burden and allow companies to focus on their core operations. We offer a leading suite of cloud-based solutions to assist companies with transactional tax and related compliance requirements. This multi-product platform – the Avalara Compliance Cloud – consists of calculation, returns, compliance document management, licensing and registration, tax content, and insight solutions. Our vision is for the Avalara Compliance Cloud to be the leading, category-defining, global cloud compliance platform.

The changes in global economies and technology adoption are generational shifts in favor of Avalara’s compliance automation business. Increases in digital commerce and ongoing adoption of cloud technologies are behavior and productivity shifts that we expect to continue indefinitely. Alongside mounting regulatory change and government adoption of technology for fiscal transparency and efficiency, businesses around the world are looking for efficient, automated processes to mitigate risk and facilitate growth.

Transaction tax rules and regulations change frequently and are neither intuitive nor consistent across taxing jurisdictions, creating a massively complex compliance challenge. Determining the tax due on a particular sale depends not only on the precise geographic location of the transaction within relevant taxing jurisdictions and classifying the product or service into one of thousands of taxation categories, it also can vary based on the date of the transaction because of temporary tax incentives that change the tax rate for specific products, time periods, and transaction thresholds. Further complications to this multi-dimensional challenge arise from duties and taxes assessed on goods crossing national borders, and the thousands of rule changes enacted every year as taxing authorities amend their tax rates and taxability rules, modify jurisdictional boundaries, and implement other regulatory changes.

This complexity is often compounded by the necessity to perform transaction tax determination in real time, at the moment a transaction takes place or an invoice is created, and to determine and collect tax on numerous products or services in multiple jurisdictions. These circumstances are increasingly common with the rise of omnichannel commerce wherein businesses employ multiple channels to conduct sales, ranging from traditional in-store point of sale scenarios to multiple ecommerce platforms to digital marketplaces. Sales in these channels employ disparate transactional systems, each of which may contain their own transaction tax solutions ranging from third-party offerings like Avalara to rudimentary or homegrown capabilities. These basic tax calculation capabilities are often not sufficiently robust or current to provide accurate tax determinations for many businesses; more important, as each exists in a siloed channel, they do not offer businesses the ability to aggregate data across systems to enable efficient compliance. Data from those transactions and the associated taxes collected must be aggregated from each of the various systems to enable complete and accurate reporting, tax form preparation, filing, and remittance to the appropriate taxing jurisdictions. Traditional methods used by most businesses to aggregate and report transactions are burdensome, costly, and inadequate to the task. They involve manual aggregation and manipulation of data from disparate sources, reference to static tables in spreadsheet software, and reliance on internal staff to track relevant requirements and changes as well as to populate tax returns and ensure timely submission and payment.

Businesses relying on inadequate processes for transaction tax compliance risk miscalculations and incorrect collections on the front end, which can result in customer dissatisfaction, and inaccurate filings and payments to authorities on the back end, which can result in significant financial penalties.

The Avalara Compliance Cloud combines an advanced database of broad, deep, and up-to-date licensing, registration, and tax content with technology for executing compliance processes, including tax determination, aggregation of transaction data, tax document management, and tax return preparation, filing, and remittance. Our platform powers a suite of products that enables businesses to address the complexity of transaction tax compliance, process transactions in real time, produce records of transaction tax determinations, and reduce errors, audit exposure, and total transaction tax compliance costs. Businesses that use our solutions can allocate fewer personnel to manage transaction tax compliance and focus their efforts on core business operations.

The Avalara Compliance Cloud is designed to integrate seamlessly with our customers’ business applications and be easy to administer and maintain. As transactions are executed in our customers’ business applications, the Avalara Compliance Cloud performs a series of operations to deliver tax compliance functionality. This functionality is enabled through an application programming interface (“API”), with customers and partners leveraging our pre-built integrations that connect to business applications used for accounting, enterprise resource planning (“ERP”), ecommerce, marketplaces, point of sale (“POS”), recurring billing, and customer relationship management (“CRM”) systems, or developing API calls directly into their systems. These integrations are designed to reduce the need for custom configurations and ongoing oversight by customers. Our cloud architecture ensures that our tax content updates are automatically applied to tax determinations when called by our customers’ applications. Our powerful and intuitive web-based console simplifies configuration and unifies administration, reporting, and returns processing across a customer’s multiple business applications.

Because our solutions are deeply embedded in our customers’ business processes and systems and provide an automated solution that is central to their ability to transact, we become critical business partners with our customers that foster substantial long-term relationships, as evidenced by our low revenue churn and high net revenue retention rate.

Businesses across industries and of all sizes, ranging from small companies to Fortune 100 enterprises, use our solutions. While mid-market and smaller customers, with 20 to 500 employees, have historically been our primary target segment for marketing and selling our solutions, we are focused on extending our customer reach through investments in product and go-to-market capabilities that address the enterprise and emerging small business market segments globally. We believe these markets represent significant long-term future growth opportunities to augment our large mid-market opportunity where we believe we remain minimally penetrated. We have been launching new compliance capabilities aimed at capturing larger shares of these market segments. These include calculating cross-border customs duties and import taxes as well as consumer use taxes, which are imposed by state governments on transactions in which sales tax was not collected correctly or at all. Additionally, we introduced new functionality into our tax calculation service that allows businesses with more complex tax scenarios to customize the rates and rules applied to specific transactions. Our acquisition of Transaction Tax Resources, Inc. (“TTR”) provides inroads to the enterprise market via new customer and partner relationships as well as broadened tax content capabilities. We introduced a new, simplified returns service specifically aimed at small businesses and another for use by accounting firms seeking to extend their transaction tax business and margins. Our acquisition of Business Licenses, LLC (“Business Licenses”) provides new offerings for all market segments, from enterprise customers to emerging small businesses.

We sell our solutions primarily on a subscription basis. We target most prospects via cost-effective digital marketing strategies and initially qualify them using predictive analytics. The majority of our sales, to new and existing customers, are direct and conducted via telephone, requiring minimal in-person interaction. We expect, as we continue to expand our efforts upmarket to customers with larger and more complex needs, that we may need to resource for higher touch and in-person sales and support efforts. Our small business customers can subscribe to certain of our solutions via an automated, self-service ordering process, and we expect to continue to invest in a lower-touch sales and onboarding process. Our sales force also manages a network of business application providers and other customer referral sources that provide us with qualified leads and, in some cases, purchase functionality from us for use by their customers. We execute marketing programs targeting the ecosystems of these business application providers.

We also have acquired multiple businesses, primarily to augment the tax content of the Avalara Compliance Cloud, serve the needs of businesses in different geographies or industries, or improve our ability to serve additional aspects of transaction tax compliance. Substantial portions of our business, including our tax return preparation and filing and our compliance document management solutions, are based on acquired content and technology. Since 2018, we have acquired beverage alcohol tax, cross-border transaction (e.g., tariffs and duties) solutions, and artificial intelligence technology and expertise. In 2020, we acquired TTR and Impendulo Limited (“Impendulo”), as well as the operating assets of Business Licenses. TTR primarily serves enterprise businesses and their internal tax teams, offering U.S. sales and use tax rates, laws, software, and customer support required by the biggest and most complex companies. Impendulo is a London-based provider of insurance tax compliance solutions. Business Licenses provides software and services for the research, procurement, and management of business licenses, registrations, and permits for businesses of all sizes. We intend to continue pursuing opportunities to broaden our suite of solutions, content, and international presence.

Industry and Competition

Transaction taxes are ubiquitous and complex, and compliance is increasingly difficult for businesses of all sizes. Businesses, regardless of size, industry, or location, are subject to transaction tax compliance requirements. These requirements can be burdensome, even for a business transacting in only a single location, and become exponentially more complex for companies doing business in multiple taxing jurisdictions and offering numerous products and services that are taxed in different ways.

Transaction tax exists at the intersection of commerce and government, and therefore political, economic, social, and technological changes may impact our business. Shifts happening in these areas today are driving complexity for businesses to manage tax, interest from governments in introducing and enforcing regulation, and businesses to apply technology to drive efficient results in compliance. Prior to the COVID-19 pandemic, the rise of ecommerce was an existing tailwind for our business. The pandemic accelerated adoption of online shopping, proving to be a generational shift that introduces tax complexity and drives the need for tax automation for more businesses. Global governments are responding to fiscal challenges by expanding tax requirements to capture more revenue from more businesses, and around the world more tax authorities are adding technological requirements such as live reporting for added transparency into revenue streams. Businesses of all sizes continue to put cloud technologies in place as the digital transformation of business continues, and the demand to facilitate distributed workforces continues. The availability of and trust in these technologies has furthered an emphasis on streamlining business processes to drive efficient growth. Macro trends such as these directly contribute to our value promise of delivering a more efficient technology solution to manage global compliance requirements.

These trends have accelerated or introduced new compliance challenges for businesses. The responsibility for accurately determining and collecting sales tax generally falls on the seller, who must go through a series of steps to determine the tax applicable to each transaction. When conducted manually, these steps are time consuming, involve complexities that are difficult to manage, and often prone to error. The volume and velocity of ecommerce transactions make manually calculating sales tax in real-time impossible.

Commerce across multiple jurisdictions increases the burden of transaction tax compliance as a result of the complexity arising from location-by-location, region-by-region, state-by-state, country-by-country, and product-by-product application of tax laws. Ecommerce, electronic marketplaces, globalization, and omnichannel retailing have facilitated cross-jurisdiction transactions for businesses of all sizes, increasing their transaction tax compliance burden and risk and the need for an automated compliance solution.

Due to the importance of tax revenue, taxing authorities continually seek ways to improve the efficiency, speed, and thoroughness of their collection and enforcement processes. New transaction tax requirements such as those imposed by many states following the U.S. Supreme Court decision in South Dakota v. Wayfair increase complexity for online merchants with geographically distributed customers. Globally, with the rise of online marketplaces, many tax authorities now require marketplace facilitators to consolidate tax reporting and payments for all sellers, adding meaningful complexity in data collection and reporting for the marketplaces and sellers alike. Commercial transaction reporting requirements also are changing, particularly in the international arena, as are registration and licensing obligations. A growing list of countries now require real-time reporting of commercial transactions and payment of tax obligations, and many countries require data integrations with government systems.

On the enforcement side, taxing authorities in the U.S. and worldwide have always conducted transaction tax audits to verify accurate and timely collection and payment. These audits can be time consuming and distracting to a business and are costly, including internal and external audit management costs, as well as payment of uncollected taxes, penalties, and interest. As tax revenue needs increase, pressure on collections increases as well. Automated tax compliance solutions improve business compliance efficiency as regulations continue to change, and businesses must adapt to more advanced techniques of identification and tax enforcement. Also, geopolitical changes such as the United Kingdom’s exit from the European Union (the “E.U.”) have meaningful implications for sellers around the world reaching large markets. New U.K. value-added tax (“VAT”) reporting requirements interrupt established paths and processes to reach these markets and can halt supply chain, fulfillment, and payment processes if not proactively addressed by businesses.

Many businesses attempt to handle transaction tax compliance processes manually, risking miscalculations and incorrect collections, which can result in customer dissatisfaction and/or financial penalties. Some businesses supplement their internal manual efforts with costly outsourced professional service firms to perform tax compliance functions. Many businesses process transactions using business applications such as accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. These systems sometimes include rudimentary tax calculation capabilities, but they are usually not sufficiently robust or current to provide accurate tax determinations.

The industry that provides support for transaction tax compliance is highly competitive and fragmented, but it is maturing. Rising complexity and increasing need for automated solutions have resulted in greater awareness of external solutions and there are now multiple public companies offering automated tax compliance solutions. Avalara believes that, in the age of digital commerce, it is inevitable that all businesses will adopt automated solutions to tax compliance over time. Until then, businesses will continue to employ a mix of approaches to address transaction tax compliance, including:

•	tax-specific solutions from vendors, including Avalara, but also Sovos, TPS Unlimited, Inc. d/b/a TaxJar, Thomson Reuters, Vertex, Inc., and Wolters Kluwer NV;

•

rudimentary tax calculator services and/or people-intensive, do-it-yourself approaches that rely on internal transaction-specific research and/or purchase of tax content information from third parties, manual determination, static tax tables, spreadsheet software, or rate calculator services, as well as manual filing and remittance activities; and

•	outsourced transaction tax compliance services offered by accounting and specialized consulting firms.

We believe customers, including customers that are business applications providers, consider the following factors when selecting a transaction tax compliance solution:

•	ability to improve overall transaction tax compliance;
•	ability to deliver real-time tax determinations;
•	ease of deployment and use;
•	ease of integration with the customer’s business applications;
•	ability to integrate with and aggregate data across multiple business applications to satisfy compliance for omnichannel commerce;
•

ability to address multiple compliance functions from registration and licensing, initial taxability, and tax rate determination to procurement and management of compliance-related documents to preparation and filing of tax returns and remittance of funds;

•	total cost of ownership; and
•	tax content applicable to the customer’s business.

Although different customers will weigh each of these factors in different ways, we believe our cloud-based solutions compare favorably across all of them. While Avalara’s services historically were designed for mid-market and small businesses, recent enhancements to our product and service offerings, along with business acquisitions, have broadened our appeal to both the emerging small business and enterprise market segments. There is always room for further improvement and Avalara continues to pursue new functionalities, service offerings, pricing structures, and additional content and integrations to strengthen our competitive position.

Avalara Compliance Cloud

The Avalara Compliance Cloud enables customers to address the complexity of transaction tax and complementary compliance processes with advanced technologies and solutions. Key strengths of the Avalara Compliance Cloud include:

•

Products and solutions for a broad array of compliance obligations. The Avalara Compliance Cloud includes a suite of compliance solutions for a wide and growing range of transaction taxes, such as sales and use, VAT, goods and services tax (“GST”), fuel and alcohol excise, insurance premium, cross-border tariffs and duties, lodging, and communications taxes. Our products manage transaction tax calculation; cross-border taxes like tariffs and duties; tax return preparation, filing, and remittance; exemption certificate and other compliance document storage and management; business license and tax registration procurement and management; and tax content research.

•

Robust platform. The Avalara Compliance Cloud also includes a platform that simplifies the task of keeping up to date with the latest tax information and integrating with business systems. Our platform collects and structures content related to tax rules, rates, jurisdictions and tax codes and makes it easy to build integrations with accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems.

•

Reliable delivery and infrastructure. Our cloud-based infrastructure allows our product suite to be delivered through flexible APIs and pre-built integrations for the business software our customers rely upon. Hosted on and delivered through industry-leading cloud services to ensure reliability, our products and underlying infrastructure scale as our customers grow.

•

Easy to implement. Our solutions are designed to be easy to implement and deploy. To ease implementation, Avalara and our partners have invested in developing and maintaining an extensive set of pre-built integrations designed to connect our solutions to a broad range of leading business applications, including accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. Our integrations are intended to enable fast and easy deployment and are designed to seamlessly embed into our customers’ business applications, reducing the need for costly custom implementations.

•

Easy to use. Our solutions minimize day-to-day operating and maintenance tasks for our customers because tax determinations occur in real time within the customers’ business applications. Avalara solutions aggregate data from the systems processing the transactions and populate the necessary tax returns, helping ensure timely returns filing and remittances to required jurisdictions. Furthermore, our cloud architecture ensures that our tax content updates are automatically applied to tax determinations when called by our customers’ applications. Our solutions are managed via powerful and intuitive web-based consoles that simplify configuration and unify administration, reporting, and returns processing across a customer’s multiple business applications.

•

Lower total cost of ownership. Compared to on-premises products, our comprehensive, integrated suite of automated, cloud-based compliance solutions require substantially less upfront deployment effort, hardware purchases, and ongoing maintenance and support costs. Our solutions reduce our customers’ need for manual research, and the related higher personnel costs, and eliminate the need for a patchwork of disparate products and services for separate transaction tax compliance functions.

Products and Solutions

We offer a broad suite of solutions for transaction tax and complementary compliance requirements. Our solutions can be purchased individually or as an integrated compliance suite. We organize our solutions in six product categories that represent the core requirements for achieving compliance.

Calculations. Avalara’s calculation products determine tax rates for transactions based on data and logic within our tax and product content database, which are then populated into our customers’ business applications. Certain Avalara calculations products are unique to a customer’s industry, including fuel and beverage alcohol excise, insurance premium, lodging, and communications taxes. Transaction tax calculation is also regionally specific, and we provide VAT and GST products for international customers and cross-border solutions for customs duties and import taxes. Calculation products are generally sold on an annual subscription basis and many times as part of an integrated solution with other products, including returns and compliance document management. Calculations are primarily delivered through cloud-based deployments but can also be deployed on-premises.

Returns and Reporting. Avalara’s tax returns and reporting products manage and automate the returns process, from form and data preparation to filing to remittance of funds to tax authorities. The products track filing calendars and deadlines, manage requirements for each of the customer’s required jurisdictions, and facilitate the payment process. For those customers that purchase calculations and returns products, Avalara’s integrated solution leverages stored transaction data from the calculation product to populate returns forms. Avalara offers returns products specialized for certain tax types, including sales and use, VAT, fuel and beverage alcohol excise, insurance premium, lodging, and communications taxes. For many of the returns types supported by Avalara, we also offer to execute the remittance of tax collections to the taxing authorities. Avalara is also a certified service provider in the Streamlined Sales Tax (“SST”) program, which is an initiative by certain U.S. state and local governments to simplify sales tax compliance for qualifying businesses. The capabilities required of a returns product can vary by business size or type, therefore Avalara offers additional returns solutions tailored for small businesses and accounting firms. Around the world, returns and reporting vary by region and the government’s adoption of technology within the reporting processes. Avalara is expanding solutions for businesses to comply with live reporting and e-invoicing requirements in Europe, India, and Brazil. Our returns products are available integrated and embedded with calculations products, offered on a standalone managed basis, or accessed online via a self-serve web tool. Returns products are generally sold on an annual subscription basis and can be purchased on a per filing basis.

Compliance Document Management. Avalara’s compliance document management products automate the creation, sending, receiving, storage, and management of a variety of documents required for compliance through a cloud-based solution. Businesses are required to collect and maintain numerous official forms, including tax exemption certificates, W-8 forms, W-9 forms, 1099 forms for contractors, power of attorney forms, and other tax-related forms for identification such as passports and drivers’ licenses. The solutions make tax documents available for easy retrieval and help our customers keep them up to date and validated. The solutions also limit our customers’ audit exposure by establishing an audit trail for tax exempt transactions and other audit scenarios. We offer a specific product for fuel excise document requirements, as well as a regional product for customers doing business in Brazil. Compliance document management products are sold as part of a compliance suite with calculation and returns products, or as a standalone product. These products are generally sold on an annual subscription basis with optional managed services to assist customers with collecting and validating documents.

Licensing and Registrations. Avalara’s licensing products and services support businesses of all sizes in the research, procurement, and maintenance of business licenses, registrations, and permits. These products also help customers acquire country, state, and local transactional tax registrations. For global businesses, Avalara offers a service to assist businesses selling internationally to obtain and maintain VAT registrations, a pre-requisite process to collecting, reporting, and remitting VAT payments in required jurisdictions. Licensing and registrations products and services can be purchased standalone on an as-needed basis, or as a subscription for ongoing management, maintenance, and storage of business licenses.

Fiscal Representation. To address the requirement of businesses to have a local fiscal representative in foreign jurisdictions when transacting outside of their home country, Avalara offers fiscal representation services, acting as the responsible party and point of contact for local tax authorities in case of questions or audits. Avalara fiscal representative services are generally sold on a subscription basis.

Content, Data, and Insights. Avalara content, data, and insights products leverage Avalara’s tax and content databases to produce actionable, detailed insights, which tax and finance professionals use to make informed decisions about tax compliance and financial planning. Avalara offers tax content subscriptions that allow customers to research tax rates and taxability explanations, and also provide access to tax rate explanations and legal documentation that customers can use to plan or defend tax decisions. Through Avalara’s classification services, customers can identify and align their product databases to Avalara’s proprietary tax codes, harmonized system codes, universal product codes, and other tax classifications. By providing past transaction data, customers can leverage Avalara’s risk assessment tools to analyze where they may be obligated to collect and remit sales tax. Additionally, Avalara offers content generation products specialized for industry platforms such as point of sale systems for retailers. Content, data, and insight products are sold as subscriptions or on an as-needed basis.

In addition to our cloud solutions, a small percentage of our revenue is derived from a broad range of specialized tax compliance services that we deliver on a standalone basis or in conjunction with the sale or implementation of our cloud solutions. These services include such projects as nexus studies and analysis, voluntary compliance initiatives, complex tax registrations, reverse audits, audit defense, and specialized tax research.

Competitive Moats

Our competitive moats include:

Partner moat. We and our partners invest in developing and maintaining an extensive collection of pre-built integrations that are designed to connect our solutions to a broad range of leading business applications, including accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. We believe these integrations provide a competitive advantage as they dramatically reduce implementation time, effort, and cost; enable our solutions to function seamlessly with the core applications our customers use to process and manage their transactions; and allow customers to easily and efficiently manage tax compliance across multiple business applications. We offer far more pre-built integrations with these applications than other tax software providers, and we plan to continue adding more. We have pre-built integrations with leading business application providers such as Magento, Intuit QuickBooks, Microsoft, NetSuite, Sage, 3dcart, Salesforce Commerce Cloud, and Epicor. In addition, we have relationships with ecommerce platform providers, including BigCommerce, Shopify, and others, that include our pre-built integrations in their platforms, allowing customers to easily choose our solutions to automate transaction tax calculations.

We have strategically built a broad ecosystem of relationships with our network of business application publishers (including ecommerce platforms) and their reseller channels, integration developers, implementation specialists, and accounting and financial advisors. These relationships provide us with an effective distribution channel, the majority of our pre-built integrations, a source of referral business, occasions for cross-selling, new opportunities for compliance automation, and early access to developing technologies.

Content moat. We have amassed, expanded, and integrated an extensive database of statutory tax content, including product classifications and taxability rules, exemption conditions, tax holidays, jurisdiction boundaries, tax rates, thresholds, licenses and registrations, and returns preparation and filing requirements, as well as millions of UPCs, linked to taxability rules. We employ a large group of tax research analysts and utilize artificial intelligence to continually update this library, which is processed by our calculation engine and delivered to our customers via our integrations. In addition to internal development, we have acquired multiple transaction tax-related businesses and acquired or licensed databases containing deep stores of knowledge to augment the tax content that supports our products. In 2020, we acquired TTR, whose core business is a sales tax content subscription service for tax professionals to determine and validate tax decisions and avoid costly mistakes. The content required for TTR’s subscription services extends our content database to include detailed research and documentation. We also have built and acquired a library of thousands of local, regional, state, and national tax return forms, tax exemption certificate forms, VAT and GST invoice templates, business license and registration forms, and other compliance documents. Our extensive tax content and forms databases enable us to serve the compliance needs of an ever-expanding list of businesses in different size segments, geographies, and industries such as fuel, communications, beverage alcohol, and lodging.

Platform and technology moat. Our proprietary platform was born in the cloud and offers a comprehensive and integrated set of transaction tax compliance solutions that enable our customers to automate and more efficiently manage their compliance processes. Our platform combines an extensive proprietary database containing tax jurisdiction boundaries, tax rates, product- and date-specific taxability rules, and return preparation and filing requirements, with advanced algorithms for precise real-time address validation via geolocation technology, application of taxability rules, tax determination, tax return preparation and filing, tax remittance, and tax forms and records management. Our platform processes billions of tax determinations and millions of returns per year, with speed, reliability, and security capabilities designed to serve the needs of even the largest of enterprise customers.

On our platform, we provide a comprehensive and expanding suite of solutions to address a full range of transaction tax compliance burdens and use cases for tax determination and reporting compliance across multiple tax paradigms including sales tax, VAT, and GST; determination of cross-border customs duties and import taxes; determination of use tax obligations; in addition to several other compliance requirements such as managing exemption certificates, and business licenses and registrations.

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

Growth Strategies

We plan to continue investing to provide our customers with best-in-class solutions and to expand our market opportunity. Our primary growth strategies include:

•

Broaden our base of customers. We believe that the market for comprehensive, automated transaction tax compliance solutions is large and underserved, and therefore, we can significantly increase our customer base. Avalara will continue to focus on expanding our leadership and market share in the mid-market, and also will continue to introduce new solutions and tax content for the enterprise and emerging small business segments, globally. As businesses of all sizes expand their product and jurisdictional footprints, we believe the need for cost-effective transaction tax compliance solutions increases. We will continue to invest in our sales and marketing efforts, both domestically and internationally, and intend to expand into new markets to grow our customer base.

•

Grow revenue from our existing customers. Many of our customers begin with a single solution, such as our AvaTax sales tax determination solution. This initial entry point establishes Avalara as a trusted part of a customer’s financial processes, and as a customer’s sales increase and the number of transactions processed grows, our volume-based subscription model generates more revenue. The initial entry point also provides us with significant cross-sell opportunities, including tax return preparation, filing and remittance, tax exemption certificate and other compliance documents management, expanded determination solutions for use tax, cross-border trade and international VAT and GST tax regimes, and businesses licenses and registrations. These solutions work together to provide customers with a comprehensive automated solution for their global transaction tax compliance needs.

•

Expand and deepen our partner ecosystem. We have an extensive network of business application providers and other customer referral sources that provides us with qualified leads and new customer opportunities. In some cases, providers purchase functionality from us for use by their customers. We intend to continue to expand our partner ecosystem by actively seeking new relationships that offer exposure to potential customers and integrations with more business applications. We also undertake considerable effort to expand and maximize our relationships with key partners, providing new monetization opportunities and penetration into increasing percentages of each partner’s customer base.

•

Expand international reach. We believe that we have a significant opportunity to expand our suite of solutions and serve more businesses operating outside of the United States. We currently support transaction tax compliance in Canada, Europe, South America, and Asia. In 2020, we launched new or enhanced products for cross-border customs duties and import taxes and advanced our solutions for VAT and GST. We plan to continue investing in these geographies, while also expanding our solutions and growing our sales force to expand into new regions.

•

Broaden our content and suite of solutions. We devote substantial resources to continuously improve the Avalara Compliance Cloud, add innovative new features and functionalities, add content, build technology to support new content types, and improve the user experience for our solutions. We intend to continue to make significant investments organically and through acquisitions to build relevant content and expertise to best serve the transaction tax compliance needs of our customers. For example, in recent years we have acquired content and solutions for fuel and alcohol excise tax, European insurance premium tax, lodging tax, communications tax, European VAT, and Brazilian tax; cross-border transaction (e.g., tariffs and duties) solutions; business licensing and registrations; and artificial intelligence technology and expertise. These acquisitions accelerate the expansion of our tax content, solutions, customer base, cross-selling opportunities, and geographic reach. We intend to continue pursuing opportunities to build new capabilities internally and to acquire additional businesses and technologies that align with our strategic objectives.

Customers

Businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies, use our solutions. While mid-market and smaller customers, with 20 to 500 employees, have historically been our primary target market segment for marketing and selling our solutions, we are focused on increasing our market share and global customer reach through investments in product and go-to-market capabilities that address the enterprise and emerging small business market segments globally. We believe these markets represent significant long-term future growth opportunities to augment our large mid-market opportunity where we believe we remain minimally penetrated. In 2020, we launched several new compliance capabilities aimed at capturing larger shares of these market segments. These include calculating cross-border customs duties and import taxes as well as consumer use taxes, which are imposed by state governments on transactions in which sales tax was not collected correctly or at all. Additionally, we introduced new functionality into our tax calculation service that allows larger businesses with more complex tax scenarios to customize the rates and rules applied to specific transactions. And our TTR acquisition provides inroads to the enterprise market via new customer and partner relationships as well as broadened tax content capabilities. We introduced a new, simplified returns service specifically aimed at small businesses and another for use by accounting firms seeking to extend their transaction tax business and margins. Our acquisition of Business Licenses provides new offerings for all market segments, from enterprise customers to emerging small businesses.

We monetize our solutions through direct sales to customers and via certain partners, such as ecommerce platform partners, that include some of our solutions in their offerings and pay us for usage by their end customers. These platform customers may be core customers to Avalara, and their end-user customers represent opportunities to upsell additional products and become direct customers of Avalara over time. We use core customers as the primary metric for our current customer count reporting. As of December 31, 2020, 2019, and 2018, we had approximately 14,890, 12,150, and 9,150 core customers, respectively.

We define a core customer as:

•

a unique account identifier in our billing system (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

•	that is active as of the measurement date; and
•	for which we have recognized, as of the measurement date, greater than $3,000 in total revenue during the previous twelve months.

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers that subscribe to our solutions through our international subsidiaries or certain legacy and acquired billing systems that have not been integrated into our primary U.S. billing systems (e.g., recent acquisitions and our lodging tax compliance solution). While most of our revenue is currently generated by customers located in the United States, we support transaction tax compliance and registration in Canada, Europe, South America, and Asia, and we are continuing to expand our international presence. As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

We also have a substantial number of customers of various sizes that do not meet the revenue threshold to be considered a core customer. Many of these customers are in the emerging and small business segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers. In addition, we have larger customers that are early in their adoption or only utilize our services for small segments of their business, providing opportunities over time for us to extend our relationship and make them core customers.

In addition to customers with whom we have a direct relationship, some of our customers are business application publishers (including ecommerce platforms) that include automated tax determination powered by Avalara. While those platform customers may be core customers to Avalara, their end-user customers generally are not.

A summary of our core customers and net revenue retention rate is as follows:

	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Number of core customers (as of end of period)	14,890	14,180	13,560	12,940	12,150	11,400	10,560	9,800
Net revenue retention rate	104%	108%	107%	109%	111%	113%	111%	107%

For additional information regarding these metrics, see section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

Sales and Marketing

We sell our solutions primarily on a subscription basis with volume-based pricing. Our solutions are capable of addressing the transaction tax compliance needs of businesses of all sizes, from the smallest sole proprietors to Fortune 100 enterprises. While Avalara started by selling primarily to mid-market and small businesses, growth opportunity and customer need has expanded our reach into enterprise and emerging small businesses. To grow in these areas and expand beyond the mid-market, Avalara invests in specialized go-to-market strategies for sales and marketing unique to each segment.

While we generally identify and engage directly with our prospective customers, we leverage the sales and referral resources of a broad ecosystem of partners across all market segments. These partners include technology partners, systems integrators, and accounting firms. This ecosystem provides us with qualified leads through a variety of incentive programs. In some cases, providers purchase functionality from us for use by their customers, and we market our additional services to those end users. Additionally, we actively conduct programs to engage with state regulators, tax and accounting firms, payroll vendors, and financial services providers. In some cases, we use customer data obtained from our products or tools to help our customers anticipate compliance requirements and trigger expanded product adoption, such as the procurement of new business licenses in new regions, or risk assessment tools for economic nexus.

The majority of our mid-market and small business sales are conducted via telephone, requiring few to no in-person interactions with customer prospects. We target prospects via an omnichannel marketing program, including paid and unpaid digital advertising, direct mail, event marketing, account-based marketing, content marketing, prospect database nurturing, and other digital marketing activities. We also engage in awareness advertising activities using traditional print and electronic media.

In addition to reaching highly targeted enterprise and mid-market prospects, our marketing investments and activities generate interest from large numbers of emerging and small businesses that also are burdened by transaction tax compliance requirements. Emerging and small business customers can purchase and configure smaller plans at lower price points through our self-service online marketplace without the involvement of our primary selling or customer onboarding teams. Additionally, we have established relationships with certain business application providers that target small businesses that have purchased our functionality for use by their customers and embedded our solutions into their offering. We believe serving small businesses is important because it expands our footprint and establishes customer relationships that may become more valuable to us over time as these customers grow, and also provides a potential barrier to entry from competitors that may seek to build market share by targeting the small business segment.

We reach each market segment, from emerging small business to enterprise, through channels and tactics that match their expectations for content, outreach, timeliness, and service level. This can require high touch service for some enterprise customers and a fully automated purchase path for the smallest companies. We hire and train both sales and marketing teams specialized for each segment.

Partners

Expanding and maintaining our partner ecosystem has been an essential part of our growth. We strive to be true and recognized instruments of our partners’ success, constantly engaging, investing in, and supporting them to create mutually valuable relationships that best serve our mutual customers. We emulate our partners’ go-to-market strategies to ensure alignment with their business processes. These relationships, along with our pre-built integrations, form a powerful moat against our competitors. Our goal is to be tightly integrated into our partners’ offerings, facilitating fast, simple onboarding and an easy-to-use experience for our shared customers.

Our partner ecosystem is comprised of technology partners, such as software developers and publishers, independent software vendors, ecommerce platforms, and marketplaces; systems integrators, including value-added resellers, services firms, and ecommerce companies; and accounting firms, including CPAs and bookkeepers. Partners have multiple ways in which to engage with Avalara. All partners can refer Avalara products and earn commissions. Many partners choose to become certified to implement Avalara solutions for their customers. Our technology partners integrate Avalara solutions into their applications and receive revenue share, and a subset of technology partners embed Avalara AvaTax into their platform as the default tax engine and offer their customers a bundled price.

Our partners range from globally known enterprises to startups and entrepreneurs who recognize the opportunity to add value to their customer relationships by leveraging our solutions. We offer these partners access to dedicated Avalara teams that provide sales and marketing assistance, as well as training and technical resources.

Research & Development and Tax Content Team

Our research and development organization is responsible for the design, development, security, and testing of the Avalara Compliance Cloud. We devote substantial resources to continuously improve and scale our platform, add innovative new features and functionalities, build technology to support new products and content types, and improve the user experience for our platform and solutions.

Our global content teams are responsible for building and maintaining our propriety database of tax and product content required to calculate transaction tax for our customers. Tax analysts rely on advanced technologies to acquire and maintain tax content, keeping existing content up to date with changes and using teams of researchers and tax experts to edit, validate, and apply the changes to our database. This large team monitors, tests, and updates our tax content to incorporate new and revised tax rates, rules, taxing jurisdiction boundaries, and exemption conditions.

Intellectual Property

We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, patent, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, “Tax compliance done right,” “The Power of Orange,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary and may also attempt to develop similar technology independently. Our means of protecting our proprietary rights may not be adequate.

The software and internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may claim that our current or future solutions infringe their intellectual property rights. We have in the past and may in the future have to defend ourselves against claims of intellectual property infringement, which could be expensive for us and harm our business and financial condition even if such claims are unsuccessful.

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

In the course of selling products and services, retailers and other businesses often come into possession of credit card numbers and other personal information of consumers. Determining the transaction taxes owed by our customers involves providing our solutions with the types and prices of products they sell, as well as information regarding addresses that products are shipped from and delivered to. Our tax exemption certificate management solution also requires input of certain information regarding the purchasers who are entitled to tax exemptions. Our beverage alcohol business requires collection of personal information about certain individuals associated with each customer, as well as information regarding beverage alcohol product purchasers and recipients. Numerous local, regional, state, and national laws and regulations govern the collection, dissemination, use, and safeguarding of certain information that could be used to commit identity theft or fraud. Although most of the data that is provided to our solutions by our customers cannot be used to identify individual consumers, we may be subject to these laws in certain circumstances. Most states and many countries have also adopted data security breach laws that require notice to affected consumers of any security breach as to their personal information. In the event of a security breach, our compliance with these laws may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies, state attorneys general, and other governmental authorities.

Failures to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws, and the burdens and costs of complying with them, could increase in the future.

Human Capital Management

We believe our corporate culture provides an advantage in recruiting new employees and retaining our best talent, as well as driving behaviors across our entire organization that help us succeed. This culture is characterized in the many employees who embody our nine success traits: optimism, passion, adaptability, humility, fun, ownership, curiosity, urgency, and simplicity. The rallying point of our culture is the color orange. Our employees wear this color with pride every day, and we have trademarked the slogan “The Power of Orange.” Our culture permeates our sales and marketing outreach, and the significance of the color orange has been featured in multiple news articles. As a result, we believe our customers, partners, and many prospects readily identify and appreciate our culture in their interactions with the Avalara team.

As of December 31, 2020, we had 3,351 full-time employees. Of these employees, 1,893 are based in the United States, 18 are based in Canada, 305 are in the United Kingdom and continental Europe, 968 are based in India, and 167 are based in Brazil. Our global workforce is highly educated, with most of our employees working in engineering, technical, or professional roles. With the exception of Brazil and certain countries in the E.U., where collective bargaining agreements are commonplace, none of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

We offer a competitive compensation package that is designed to attract new employees and retain, motivate, and reward current employees. Our compensation program includes base salaries, cash bonuses, and equity compensation for certain employees. In addition, we offer a range of benefits to our employees, including employee stock purchase plan for U.S. employees, retirement plans, medical, dental, and vision insurance, health and dependent care flexible spending accounts, health savings accounts, basic and voluntary life and accidental death and dismemberment insurance, and disability insurance.

Beginning in 2019, we engaged a leading polling and analytics firm to measure our employee engagement performance and have invested in company-wide initiatives to support our engagement goals. We are committed to continuous improvement through our investments in coaching, mentorship, training, and other initiatives designed to support our employees. These initiatives include an employee assistance program, commuter benefits, professional training and development platforms and opportunities, tuition reimbursement for eligible employees, employee resource groups, virtual events such as trivia contests and a global talent show, and free and subsidized exercise and mindfulness programs.

We have a number of employee resource groups that enhance our inclusive and diverse culture, including Women of Avalara, Veterans of Avalara, Prism (LGBTQ+), and Ujima (African American/Black). We continue to recruit technical talent in diverse communities, including by engaging as a sponsor of the annual Grace Hopper Celebration (the world’s largest gathering of women technologists) and AfroTech (a multicultural tech conference that brings leaders in technology and business together to exchange ideas and build a strong Black technology community). We require anti-harassment training as part of our new employee onboarding process and regularly for all employees, and we also conduct managing bias training for our leadership and executive teams.

In 2020, the COVID-19 pandemic had a significant impact on our workforce. Most of our employees have worked remotely since March 2020, and we anticipate that most of our employees will continue to work remotely for a significant portion of 2021. We have instituted safety protocols and procedures for the limited number of employees who continue to work on site. During the pandemic we launched an employee resource group for remote workers. We also conducted employee surveys to help us understand how the company is doing as an employer and identify employee concerns specifically in the context of handling COVID-19 requirements for our office locations and the impact of the pandemic on our employees.

Available Information

We also maintain a website at investor.avalara.com, through which we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The information on, or that can be accessed through, our website is not part of this report and the inclusion of our website address in this report is an inactive textual reference only.

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

We have incurred significant operating losses since our inception, including net losses of $49.2 million, $50.2 million, and $75.6 million in 2020, 2019, and 2018, respectively. We had an accumulated deficit of $559.4 million as of December 31, 2020. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities.  If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our revenue growth rate may not be sustainable.

Our revenue has grown rapidly, from $272.1 million in 2018, and $382.4 million in 2019 to $500.6 million in 2020. As our revenue base grows, we expect that our revenue growth rate will decline over time, and you should not rely on the revenue growth of any prior period as an indication of our future performance. This risk may increase with any future acquisition, particularly if the revenue growth rate of the acquired business has been lower than ours.

Our revenue growth rate depends on existing customers renewing and upgrading their subscriptions, and if we fail to retain our customers or upgrade their subscriptions, our business will be harmed.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription periods. Our customers may not renew subscriptions for a similar mix of solutions or transaction volumes. Our renewal rates may decline because of a number of factors, including customer dissatisfaction, customers’ spending levels, decreased transaction volumes, increased competition, changes in tax laws or rules, pricing changes, or legislative changes affecting tax compliance providers. If our customers do not renew their subscriptions or reduce the solutions or transaction volumes purchased under their subscriptions, our revenue may decline and our business may be harmed. Our future success also depends in part on existing customers upgrading their subscriptions. If our efforts to sell upgrades to our customers are not successful, it may decrease our revenue growth.

If we are unable to attract new customers on a cost-effective basis, our business will be harmed.

To grow our business, we must continue to grow our customer base in a cost-effective manner. Increasing our customer base and achieving broader market acceptance of our solutions will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities. We may not be able to recruit qualified personnel, train them to perform, and achieve an acceptable level of sales production from them on a timely basis or at all. If we are unable to maintain effective sales and marketing activities and maintain and expand our partner network, our ability to attract new customers could be harmed, our sales and marketing expenses could increase substantially, and our business, results of operations, and financial condition may suffer.

If we fail to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We expect to continue to experience rapid growth in our headcount and operations, domestically and internationally, which may continue to place significant demands on our management and our administrative, operational, and financial reporting resources. We have experienced significant growth in the number of customers, number of transactions, and the amount of content we support. Our growth will require hiring additional employees and making significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance, and administration teams, as well as facilities and infrastructure. Our ability to effectively manage our growth will require the allocation of management and employee resources along with improvements to operational and financial controls and reporting procedures and systems. In addition, as we continue to expand internationally, we will encounter unexpected challenges and expenses due to unfamiliarity with local requirements, practices, and markets. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing solutions, develop new solutions, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

Revenue received as a certified provider in the Streamlined Sales Tax program is subject to price negotiations, and any decrease in payment rates or discontinuation of the program could adversely affect our business, results of operations, financial condition, and growth prospects.

We currently derive and, at least in the near term, expect to continue to derive significant revenue as a certified provider in the SST program. SST payment rates are subject to price negotiations with the SST Governing Board and its member states. For example, during 2021, we expect significantly lower revenue growth from SST services due primarily to a reduction in the fee we earn from these transactions. If SST payment rates were to decrease further or if the SST program were to be discontinued, our business, results of operations, financial condition, and growth prospects will suffer.

We may not successfully develop or introduce new and enhanced solutions that achieve market acceptance, or successfully integrate acquired products, services, or content with our existing solutions, and our business could be harmed and our revenue could suffer as a result.

Our ability to attract new customers and increase revenue from existing customers will likely depend upon the successful development, introduction, and customer acceptance of new and enhanced versions of our solutions and on our ability to integrate any products, services, and content that we may acquire. Moreover, if we are unable to expand our solutions, our customers could migrate to competitors. Our business could be harmed if we fail to deliver new versions, upgrades, or other enhancements to our existing solutions to meet customer needs on a timely and cost-effective basis. Unexpected delays in releasing new or enhanced versions of our solutions, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could harm our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to develop new solutions successfully or to introduce and gain market acceptance of new solutions in a timely manner, or at all. Additionally, we must continually modify and enhance our solutions to keep pace with changes in hardware systems and software applications, database technology, and evolving technical standards and interfaces. As a result, uncertainties related to the timing and nature of business application providers, announcements or introductions of new solutions, or modifications by vendors of existing hardware systems or back-office or internet-related software applications, could harm our business and cause our revenue to decline.

Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.

We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. We are highly dependent on relationships with third-party publishers of software business applications, particularly our largest partners, because the integration of our solutions with their applications allows us to reach their large customer bases. Our sales and our customers’ user experience are dependent on our ability to connect easily to such third-party software applications. We may fail to retain and expand these integrations or relationships for many reasons, including due to third parties’ failure to maintain, support, or secure their technology platforms in general and our integrations in particular. Any such failure could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources. In addition, integrating third-party technology can be complex, costly, and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third parties’ development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

In addition, we leverage the sales and referral resources of our partners through a variety of incentive programs. In the event that we are unable to effectively utilize, maintain, and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our solutions, and our financial results and future growth prospects would be harmed. Additionally, our partners may demand, or demand greater, referral fees or commissions.

Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.

Since 2018, we have acquired beverage alcohol tax, cross-border transaction solutions, European insurance premium tax, and business licensing, as well as artificial intelligence technology and expertise. We likely will make additional acquisitions of or investments in businesses, products, content, and technologies in the future. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours. Some of the challenges to successful integration of our acquisitions include:

•	unanticipated costs or liabilities resulting from our acquisitions;
•	retention of key employees from acquired businesses;
•	difficulties integrating acquired operations, personnel, technologies, products, or content;
•	diversion of management attention from business operations and strategy;
•	diversion of resources that are needed in other parts of our business;
•	potential write-offs of acquired assets or investments;
•	inability to maintain relationships with customers and partners of the acquired business;
•	difficulty of transitioning acquired technology and related infrastructures onto our existing platform;
•	maintaining security and privacy standards consistent with our other solutions;
•	potential financial and credit risks associated with the acquired business or customers;
•	the need to implement controls, procedures, and policies at the acquired company;
•	the need to comply with additional laws and regulations applicable to the acquired business; and
•	the income and indirect tax impacts of any such acquisitions.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments and negatively impact our business, financial condition, and results of operations.

If we fail to compete effectively, our revenue growth could be negatively affected.

We face significant competitive challenges from do-it-yourself approaches, outsourced transaction tax compliance services offered by accounting and specialized consulting firms, and other tax-specific software vendors. Many businesses using do-it-yourself approaches believe that manual processes are adequate and may be unwilling to pay the costs of our solutions, resulting in an inertia that can be difficult to overcome.

There are a number of competing tax-specific software vendors. Many of our competitors, as well as large accounting firms, have historically targeted primarily large enterprise customers, but also may market to small to medium-sized businesses. Other competitors who currently focus on small to medium-sized businesses may be better positioned than larger competitors to increase their market share with such businesses by competing on price, service, or otherwise. We also face competition from private transaction tax compliance businesses focused primarily on ecommerce. It is also possible that enterprises operating in adjacent compliance, finance, or ecommerce verticals may decide to pursue transaction tax compliance and become significant competitors. Increased competition may impact our ability to add new customers at the rates we have historically achieved. Our failure to successfully and effectively compete with current or future competitors could lead to lost business and negatively affect our revenue growth.

We face significant risks in selling our solutions to enterprise customers, and if we do not manage these efforts effectively, our results of operations and ability to grow our customer base could be harmed.

Sales to enterprise customers typically involve higher customer acquisition costs and longer sales cycles. The historical sales cycle and conversion rate trends associated with our existing mid-market customers may not apply to larger enterprise businesses for whom purchasing decisions may require the approval of more technical personnel and management levels. In addition, larger customers may demand more integration services and customization, and our standard pricing model may be less attractive to certain customers with very high volumes of transactions. As a result, sales opportunities to larger businesses may require us to devote greater research and development, sales, support, and professional services resources to individual prospective customers, resulting in increased acquisition costs and strains on our limited resources. Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these prospective customers until all revenue requirements have been met.

Our quarterly and annual results of operations are likely to fluctuate in future periods.

We expect to experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, a percentage of our operating expenses is fixed in nature and is planned based on forecasted financial performance. In the event of revenue shortfalls, we may not be able to mitigate the negative impact on our results of operations quickly enough to avoid short-term impacts.

Because we recognize revenue from subscriptions for our solutions over the terms of the subscriptions, our financial results in any period may not be indicative of our financial health and future performance.

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

If we make errors in our customers’ transaction tax determinations or when completing our customers’ returns or remit their tax payments late or not at all, our reputation, results of operations, and growth prospects could suffer.

The tax determination functions we perform for customers are complicated, time-sensitive, and dependent on the accuracy of the database of tax content underlying our solutions. Some of our processes are not fully automated, such as our process for monitoring updates to tax rates and rules, and, even to the extent our processes are automated, our solutions are not proven to be without possibility of errors. If we make errors in our customers’ tax determinations or when completing our customers’ returns or remit their tax payments late or not at all, our customers may be assessed interest and penalties. In addition, as a certified provider in the SST program, in some circumstances we may become liable to member states in the event of delinquent payment of taxes and may be responsible for certain tax liabilities. For certain of our solutions, we guarantee the accuracy or timeliness of the results or output provided by those solutions and could be liable under such guarantee for up to 12 months’ service fees for those solutions in the event of an error that results in uncollected or unremitted taxes, penalties, or interest. Although our agreements have disclaimers of warranties and limit our liability (beyond the amounts we agree to pay pursuant to our guarantee, if applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold us liable for these errors. Further, in some instances we have negotiated agreements with specific customers or assumed agreements in connection with our acquisitions that do not limit this liability or disclaim these warranties. Additionally, erroneous tax determinations could result in overpayments to taxing authorities that may be difficult to reclaim from the applicable taxing authorities. Any history of erroneous tax determinations or returns or failures to timely remit tax payments for our customers could also cause our reputation to be harmed, could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of customer renewals, and loss of competitive position. In addition, our errors and omissions insurance coverage may not cover all amounts claimed against us if such errors or failures occur. The financial and reputational costs associated with any erroneous tax determinations or failures to timely remit tax payments may be substantial and could harm our results of operations.

Cybersecurity and data security breaches may create financial liabilities for us, damage our reputation, and harm our business.

Our customers provide us with information that our solutions store, some of which is confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information, but we may not be successful in protecting against all security breaches and cyber-attacks. Threats to and breaches of our information technology security can take various forms, including viruses, worms, and other malicious software programs, or actions or omissions by an employee. Significant cybersecurity or data security breaches could result in the loss of business, litigation, regulatory investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business.

In some cases, we must rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations and our network of business application providers, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances.

Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or these third parties have been and, in the future, may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

Our platform, solutions, and internal systems, as well as external internet infrastructure, may be subject to disruption that could harm our reputation and future sales or result in claims against us.

Because our operations involve delivering a suite of transaction tax compliance solutions to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, infrastructure, and systems to continue to support our solutions. In addition, in delivering our solutions to customers, we are reliant on internet infrastructure limitations. In the past, we have experienced temporary and limited platform disruptions, outages in our solutions, and degraded levels of performance due to human and software errors, file corruption, and first and third-party capacity constraints associated with the number of customers accessing our platform simultaneously. While our past experiences have not materially impacted us, in the future we may face more extensive disruptions, outages, or performance problems. In addition, malicious third parties may also conduct attacks designed to sabotage our platform, impede the performance of our solutions, or temporarily deny customers access to our solutions. If an actual or perceived disruption, outage, performance problem, or attack occurs, it could harm our reputation and the market perception of our solutions; divert the efforts of our technical and management personnel; impair our ability to operate our business; cause us to lose customer information; or harm our customers’ businesses. Any of these events may increase non-renewals, limit our ability to acquire new customers, result in delayed or withheld payments from customers, or result in claims against us.

Undetected defects in our solutions could harm our reputation or decrease market acceptance of our solutions, which would harm our business and results of operations.

Our solutions may contain undetected defects, such as errors or bugs. We have experienced such defects in the past in connection with new solutions and solution upgrades and we expect that such defects may be found from time to time in the future. Despite testing by us, defects may not be found in our solutions until they are deployed to or used by our customers. In the past, we have discovered software defects in our solutions after they have been deployed to customers.

Since our customers use our solutions for compliance reasons, any defects, disruptions in service, or other performance problems may damage our customers’ business and could hurt our reputation. We may also be required, or may choose, for customer relations or other reasons, to expend additional resources to correct actual or perceived defects in our solutions. If defects are detected or perceived to exist in our solutions, we may experience negative publicity, loss of competitive position, or diversion of the attention of our key personnel; our customers may delay or withhold payment to us or elect not to renew their subscriptions; other significant customer relations problems may arise; or we may be subject to liability claims for damages. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and results of operations.

We rely on third-party computer hardware, software, content, and services for use in our solutions. Errors and defects, or failure to successfully integrate or license necessary third-party software, content, or services, could cause delays, errors, or failures of our solutions, increases in our expenses, and reductions in our sales, which could harm our results of operations.

We rely on computer hardware purchased or leased from, software licensed from, content licensed from, and services provided by a variety of third parties to offer our solutions, including database, operating system, virtualization software, tax requirement content, and geolocation content and services. Any defects in third-party hardware, software, content, or services could result in errors or a failure of our solutions, which could harm our business. For example, in the past, we experienced a period of higher than usual latency and outages that impacted some customers resulting from a third-party provider data center infrastructure failure. In the future, we might need to license other hardware, software, content, or services to enhance our solutions and meet evolving customer requirements. Any inability to use hardware or software could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our products until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

We rely upon data centers and other systems and technologies provided by third parties to operate our business, and interruptions or performance problems with these centers, systems, and technologies may adversely affect our business and operating results.

We rely on data centers and other technologies and services provided by third parties in order to operate our business. If such data centers fail to operate properly or become disabled even for a brief period of time, there could be a failover recovery latency, and we could suffer financial loss, a disruption of our business, liability to customers, or damage to our reputation. In addition, our response to any type of disaster may not be successful in preventing the loss of customer data, service interruptions, and disruptions to our operations, or damage to our important facilities.

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

We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our solutions and will require continued focus on active marketing efforts. Our brand awareness efforts will require continued investment across our business and particularly as we introduce new solutions that we develop or acquire and as we continue to expand in foreign markets. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could suffer.

Economic conditions and regulatory changes resulting from the United Kingdom’s exit from the E.U. could adversely affect our business, financial condition, and results of operations.

On January 31, 2020, the United Kingdom (the “U.K.”) exited from the E.U., commonly referred to as “Brexit,” and immediately entered into a transition period during which all E.U. rules and trading agreements remained in effect through December 31, 2020. On December 24, 2020, the U.K. and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. The impact of Brexit is uncertain, but it has the potential to significantly disrupt the free movement of goods, services, and people between the U.K., the E.U., and other nations, increase legal and regulatory complexities, increase costs of conducting business in Europe, and lead to global economic uncertainty. Because we have based our European operations in the U.K., any of these effects of Brexit, among others, could adversely affect our financial position, results of operations, or cash flows.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, which could harm our business, results of operations, financial condition, and prospects.

From time to time, we may need to engage in equity or debt financings. The success of any future financing efforts depends on many factors outside of our control, including market forces, investment banking trends, and demand by investors, and we may not be successful in raising additional capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may suffer.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $902.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We need to continue making significant investments in software development and equipment to improve our business.

To improve the scalability, security, efficiency, availability, and failover aspects of our solutions, and to support the expansion of our solutions into other tax types, such as international VAT, additional excise taxes, or additional lodging taxes, we will need to continue making significant capital equipment expenditures and also invest in additional software and infrastructure development. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. In the event of decreases in subscription sales, certain of our fixed costs, such as for capital equipment, may make it difficult for us to adjust our expenses downward quickly. Additionally, we are continually updating our software and content, creating expenses for us. We may also need to review or revise our software architecture and user experience as we grow, which may require significant resources and investments.

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

Beginning in 2020, the novel coronavirus (“COVID-19”) pandemic led to widespread disruptions across the world, including in the states and countries in which we operate. As a result of the COVID-19 pandemic, we experienced and, in the future, may experience decreased demand for our solutions from customers along with slower collections on accounts receivable. Because we recognize revenue over the subscription term, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we are developing and implementing risk mitigation plans and have temporarily reduced our pace of hiring and delayed certain other non-essential expenditures, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the severity and the duration of the pandemic, the success of vaccines, and further actions that may be taken by governmental authorities or businesses.

Sales to customers or operations outside the United States may expose us to risks inherent in international sales and could negatively impact our business and results of operations.

Historically, transactions occurring outside of the United States have represented a small portion of our revenue. However, we intend to continue efforts to expand our international sales, including through our sales operations in Europe, India, and Brazil. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States, and our international expansion efforts may not be successful. Potential risks and challenges associated with sales to customers and operations outside the United States include:

•	compliance with multiple conflicting and changing governmental laws and regulations;
•	different competitive pressures, including new and different sources of competition, laws and business practices favoring local competitors, different pricing environments, and longer sales cycles;
•	localization of our solutions, including translation into foreign languages, obtaining and maintaining local content, and providing customer service in various native languages;
•

treatment of revenue from international sources and changes to tax rules, including being subject to foreign tax laws and being liable for paying withholding of income or other taxes in foreign jurisdictions;

•	fluctuation of foreign currency exchange rates;
•	restrictions on the transfer of funds;
•	difficulties in staffing and managing foreign operations;
•	different or lesser protection of our intellectual property;
•	natural disasters, acts of war, terrorism, pandemics, or security breaches;
•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act; and
•	regional or national economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

Risks Relating to Legal, Compliance and Regulatory Matters

We hold significant amounts of money on behalf of our customers that we remit to taxing authorities, and this may expose us to liability from errors, delays, fraud, or system failures, which may not be covered by insurance.

We handle significant amounts of our customers’ money for remittance to various taxing jurisdictions on their behalf. If our banks’ or our own internal controls and compliance procedures regarding cash management fail, are hacked or sabotaged, or if our banks or we are the subject of fraudulent behavior by personnel or third parties, we could face significant financial losses. Our efforts to remit tax payments to applicable taxing jurisdictions only after receiving the corresponding funds from our customers may fail, which would expose us to the financial risk of collecting from our customers after we have remitted funds on their behalf.

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

Changes in tax laws or regulations or interpretations of existing taxation requirements in the United States or in other countries may require us to change the manner in which we conduct some aspects of our business and could harm our ability to attract and retain customers. If our platform and solutions are not flexible enough to adapt to changes in tax laws and regulations, our financial condition and results of operations may suffer. In addition, depending on the content of any sales tax legislation, the role of third-party compliance vendors may change and we may need to invest substantial amounts to modify our solutions or our business model. We also could see a decrease in demand, we could see new competitors enter the market, or we could be negatively impacted by such legislation in a way not yet known.

Changes in the application, scope, interpretation, or enforcement of laws and regulations pertaining to our business may harm our business or results of operations, subject us to liabilities, and require us to implement new compliance programs or business methods.

We perform a number of critical business functions for our customers, including remittance of the taxes our customers owe to taxing authorities. Our electronic payment of customers’ taxes may be subject to federal or state laws or regulations relating to money transmission. The federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination, and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various states. However, if federal or state regulators were to apply these laws and regulations to this business activity or if our activities are held by a court to be covered by such laws or regulations, we could be required to expend time, money, and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct business to achieve compliance or minimize regulation. Application of these laws to our business could also make it more difficult or costly for us to maintain our banking relationships. Financial institutions may also be unwilling to provide banking services to us due to concerns about the large dollar volume moving into and out of our accounts on behalf of our customers in the ordinary course of our business. As we continue to expand the solutions we offer and the jurisdictions in which we offer them, we could become subject to other licensing, examination, or regulatory requirements relating to financial services.

Our solutions involve the collection, dissemination, and use of certain personal information, which are subject to numerous laws and regulations. For example, the California Consumer Privacy Act, which became effective on January 1, 2020, provides a private right of action for data breaches and requires companies that process information of California residents to make disclosures to consumers about their data collection, use, and sharing practices and allow consumers to opt out of certain data sharing with third parties.  We also are subject to data security and privacy protection requirements in foreign jurisdictions. For example, in 2018 the E.U. adopted the General Data Protection Regulation, which imposes requirements on companies that receive or process personal data of European Economic Area residents and includes significant penalties for non-compliance. Other governments in the U.S. and internationally have adopted or are considering similar types of data protection laws and regulations. We may incur significant costs to comply with these laws and regulations. A security breach or other failure to safeguard consumer data could subject us to costs associated with notice and remediation, as well as potential regulatory investigations or enforcement actions, and possibly to civil liability. If governmental authorities were to expand their enforcement activities, or change their interpretation of the applicability of these laws, or if new laws were to be adopted, compliance burdens and costs could increase significantly, harming our results of operations and possibly the manner in which we conduct our business.

Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. We also use patents, including those of our acquired businesses, to protect certain of our intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, and “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. In addition, if unauthorized disclosure of our source code occurs through security breach, cyber-attack or otherwise, we could lose future trade secret protection for that source code, which could make it easier for third parties to compete with our products. Our means of protecting our proprietary rights may not be adequate.

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

In many of our subscription agreements with our customers, we agree to indemnify our customers against any losses or costs incurred in connection with certain claims by a third party, including claims alleging that a customer’s use of our solutions infringes on the intellectual property rights of the third party. Customers facing infringement claims or other indemnifiable claims may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and harm our business, results of operations, and financial condition.

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

From June 15, 2018, the date that our common stock started trading on the New York Stock Exchange, through December 31, 2020, the trading price of our common stock has ranged from $28.09 per share to $184.41 per share. The market price and trading volume of our common stock may fluctuate significantly regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating and financial performance and prospects and the performance of other technology companies generally, or those in our industry in particular;
•	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•

failure of securities analysts to maintain coverage of our company, changes in securities analysts’ financial estimates or ratings, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•	changes in our Board of Directors (“Board”) or management;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	sales of large blocks of our common stock by us or our shareholders;
•	lawsuits threatened or filed against us;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging, and other derivative transactions involving our capital stock;
•	other events or factors, including those resulting from war, terrorism, or responses to these events; and
•	the other factors described in these risk factors.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control.  Section 404 of the Sarbanes‑Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As we reported in our Annual Report on Form 10‑K as of December 31, 2019, we had a material weakness in our internal control over financial reporting related to an absence of adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards. We remediated this material weakness during 2020 and have concluded that our internal control over financial reporting was effective as of December 31, 2020. However, remediation of the material weakness does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness, or that our financial statements will be free from error.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, a material weakness or weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, and could have a material and adverse effect on our business, results of operations and financial condition. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Provisions in our charter documents and under Washington law could make an acquisition of our company more difficult and limit attempts by our shareholders to replace or remove our current management.

Our Articles of Incorporation, our Bylaws, and Washington law include a number of provisions that may have the effect of deterring takeovers or delaying or preventing changes in control or changes in our management that a shareholder might deem to be in his or her best interest. In addition, because our Board is responsible for appointing our management, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board. These provisions include the following:

•	our Board may issue up to 20,000,000 shares of preferred stock, with any rights or preferences as it may designate;
•	our Board is divided into three classes with the directors in each class serving for three-year terms, and one class being elected each year;
•	a director may only be removed for cause by the affirmative vote of our shareholders;
•	vacancies on our Board may be filled only by the Board;
•	only the Board may change the size of our Board;
•	our shareholders may act by written consent only by obtaining unanimous written consent;
•	special meetings of shareholders may only be called by our Board, chairperson of our Board, chief executive officer, or president;
•

shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide timely advance written notice to us, and specify requirements as to the form and content of a shareholder’s notice;

•	prohibit cumulative voting in the election of directors;
•

our shareholders can amend or repeal the Bylaws only by the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote generally in the election of directors, voting together as a single group; and

•

unless approved by a majority of our “continuing directors” specified provisions of our Articles may not be amended or repealed without the affirmative vote of the holders of at least two-thirds of the outstanding voting power of our capital stock entitled to vote on the action, voting together as a single group. In addition, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Seattle, Washington, where we occupy approximately 133,554 square feet of office space under a lease that expires in 2028. We maintain additional offices in the United States, Brazil, Europe, and India.

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

On October 22, 2018, PTP OneClick, LLC (“PTP”) filed a lawsuit against Avalara, Inc. in the United States District Court for the Eastern District of Wisconsin. The lawsuit alleges that making, using, offering to sell, and selling AvaTax, Avalara Returns, and TrustFile (the “Avalara Products”) infringe U.S. Patent No. 9,760,915 held by PTP and also alleges unspecified trade secret misappropriation, unfair competition, and breach of contract. PTP seeks judgments of willful patent infringement, willful trade secret misappropriation, unfair competition, and breach of contract. PTP requests preliminary and permanent injunctions to enjoin the Company from making, using, offering to sell, and selling the Avalara Products along with treble damages and attorneys’ fees. Based upon the

Company’s review of the complaint and the specified patent, the Company believes that the Company has meritorious defenses to PTP’s claims. On November 7, 2018, the Company moved to dismiss the lawsuit and to have the patent held invalid, and also moved to transfer the matter to the United States District Court located in Seattle, Washington. On April 30, 2019, the United States District Court for the Eastern District of Wisconsin granted the Company’s motion to transfer, reserving resolution of the motion to dismiss for the United States District Court for the Western District of Washington. On October 7, 2019, the United States District Court for the Western District of Washington invalidated the patent and dismissed the patent and unfair competition claims with prejudice but did not dismiss the trade secret misappropriation or breach of contract claims. On March 5, 2020, we filed a motion for summary judgment. On May 27, 2020, the United States District Court for the Western District of Washington entered summary judgment in favor of Avalara, Inc. disposing of the remaining trade secret misappropriation and breach of contract claims. Plaintiff filed a notice of appeal but subsequently withdrew the notice. On July 7, 2020, the United States District Court for the Western District of Washington dismissed the appeal with prejudice. For a description of the risks of this and similar litigation, see the section titled “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.”

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

Holders

As of December 31, 2020, we had 105 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with that of the S&P 500 Index and the RDG Software Composite. The period shown commences on June 15, 2018, and ends on December 31, 2020, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on June 15, 2018. The stock price performance graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
400.0
350.0
300.0
250.0
200.0
150.0
100.0
50.0
0.0
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Avalara, Inc.
S&P 500
RDG Software Composite

Company/Index:	Base Period 6/15/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
Avalara, Inc.	$100.00	$118.76	$69.31	$160.66	$163.00	$296.15	$366.91
S&P 500	100.00	100.62	93.72	111.10	123.23	119.43	145.90
RDG Software Composite	100.00	99.54	99.76	129.69	142.12	182.66	218.58

Our common stock cumulative total return presented on the graph and table above is based on our closing stock price of $44.94 per share on June 15, 2018.

Recent Sales of Unregistered Securities

In December 2020, as partial consideration for the acquisition of the shares of Impendulo, we issued 7,009 shares of common stock to the sellers in connection with the closing in reliance on exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the issuance of securities did not involve a public offering.

In November 2020, as partial consideration for the Business License Purchase, we agreed to an earnout provision with a maximum earnout payment of up to $20.7 million, to be paid in shares of the Company’s common stock following the achievement of certain Business Licenses performance metrics during the next four years. The agreement to issue shares of Company common stock was made in reliance on exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the sale of securities did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We derived the following selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read together with the financial statements and the related notes to those statements, as well as the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands, except for per share data)
Revenue:
Subscription and returns	$465,825	$355,181	$254,056	$199,942	$154,967
Professional services	34,744	27,240	18,042	13,217	12,459
Total revenue	500,569	382,421	272,098	213,159	167,426
Cost of revenue:
Subscription and returns	124,333	97,824	66,556	48,849	41,307
Professional services	18,762	17,475	12,093	9,128	7,206
Total cost of revenue(1)	143,095	115,299	78,649	57,977	48,513
Gross profit	357,474	267,122	193,449	155,182	118,913
Operating expenses:
Research and development(1)	119,710	82,442	51,909	41,264	32,848
Sales and marketing(1)	204,490	168,634	168,817	133,794	103,483
General and administrative(1)	95,242	71,918	39,603	34,286	36,875
Restructuring charges	—	—	—	752	—
Goodwill impairment	—	—	9,174	8,418	—
Total operating expenses	419,442	322,994	269,503	218,514	173,206
Operating loss	(61,968)	(55,872)	(76,054)	(63,332)	(54,293)
Total other (income) expense, net	(4,476)	(6,613)	472	2,013	2,955
Loss before income taxes	(57,492)	(49,259)	(76,526)	(65,345)	(57,248)
Provision for (benefit from) income taxes	(8,309)	955	(976)	(1,219)	640
Net loss	$(49,183)	$(50,214)	$(75,550)	$(64,126)	$(57,888)
Net loss attributable to common shareholders - basic and diluted(2)	$(49,183)	$(50,214)	$(75,550)	$(64,126)	$(57,888)
Net loss per share attributable to common shareholders - basic and diluted(2)	$(0.61)	$(0.68)	$(1.95)	$(11.39)	$(10.15)
Weighted average shares of common stock outstanding - basic and diluted(2)	80,985	73,345	38,692	5,632	5,706

Non-GAAP Financial Data
Non-GAAP operating loss(3)	$(3,149)	$(14,383)	$(44,971)	$(37,425)	$(41,107)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$5,909	$3,122	$1,665	$976	$856
Research and development	13,226	6,666	3,179	2,391	1,265
Sales and marketing	12,147	8,736	5,492	3,789	2,209
General and administrative	16,888	15,825	5,585	4,601	3,782
Total stock-based compensation	$48,170	$34,349	$15,921	$11,757	$8,112

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$5,166	$4,854	$4,020	$3,717	$3,244
Sales and marketing	4,664	2,271	1,951	1,913	1,706
General and administrative	819	15	17	102	124
Total amortization of acquired intangibles	$10,649	$7,140	$5,988	$5,732	$5,074

(2)

See Note 13 of the notes to our consolidated financial statements included in this report for an explanation of the method used to calculate basic and diluted net loss per share attributable to common shareholders and the weighted-average number of shares used in the computation of the per share data.

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

	As of December 31,
	2020	2019	2018	2017	2016
	As Reported (ASC 606)	As Reported (ASC 606)	As Reported (ASC 605)	As Reported (ASC 605)	As Reported (ASC 605)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$673,593	$466,950	$142,322	$14,075	$20,230
Working capital (excluding deferred revenue)	661,985	455,347	146,886	7,998	13,341
Total assets	1,602,333	807,267	322,932	178,812	182,514
Deferred revenue (current and noncurrent)	209,690	161,241	134,653	92,231	72,480
Credit facility (current and noncurrent)	—	—	—	39,465	24,683
Total liabilities	522,173	343,545	213,379	201,483	154,754
Convertible preferred stock	—	—	—	370,921	370,921
Total shareholders’ equity (deficit)	1,080,160	463,722	109,553	(393,592)	(343,161)

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

Overview

We are a leading provider of tax compliance automation for businesses of all sizes. The Avalara Compliance Cloud includes calculation, returns, compliance document management, licensing and registration, fiscal representation, and tax content and insight solutions.  We sell our solutions primarily on a subscription basis through our sales force, which focuses on selling to qualified leads provided by our marketing efforts and by partner referrals. Revenue from subscriptions and returns represented 93% of total revenue in both 2020 and 2019.

We focus on maintaining and expanding our partner network, which has been and will continue to be an essential part of our growth. We continue to increase the available number of partner integrations, which are designed to link the Avalara Compliance Cloud to a wide variety of business applications, including accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. Through marketing activities, we generate awareness from many businesses, both large and small, and enhance communications with our existing customers.

We make substantial investments by increasing headcount, investing in better software tools and technologies, and making strategic acquisitions to continuously improve the Avalara Compliance Cloud.  With these investments, we will continue scaling our platform for continued growth, adding new features and functionality, supporting new products and content types, and improving the user experience. Through acquisitions in 2020, we added tax content research and automation tools in the U.S., business license and registration compliance capabilities for companies of all sizes, and expanded product and content to offer insurance premium tax compliance solutions. We expect to continue to make significant investments, both organically and through acquisitions, to gain new and relevant content, technology, and expertise that best serve the transaction tax needs of our customers.

Our business is impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the extent of the impact, including travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas. Almost all our employees currently work offsite and most have been working from home since March 2020.  We expect these arrangements to continue for most of our workforce for a significant portion of 2021.  As the COVID-19 pandemic continues to evolve, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

We believe our 2020 operating results reflect the adaptability and resilience of our business. Total revenue for 2020 was $500.6 million, an increase of 31% from $382.4 million in 2019. The 2020 acquisitions accounted for $6.5 million of this increase.  This compares to an increase of 41% in 2019 from 2018.  Our revenue growth was attributable to adding new customers, expanding service offerings to existing customers, and increased SST fees. Total revenue for 2020 and 2019 generated outside the U.S. was 6% of total revenue. We intend to continue aggressively investing internationally to expand non-U.S. revenue.

We added approximately 2,740 core customers during 2020 and delivered a net revenue retention rate of 107% on average over the past four quarters. In 2020, our non-core customer revenue continued to grow faster than our revenue from core customers. We use net revenue retention rate to reflect the stability of our revenue base and to provide insight into our ability to grow existing customer revenues.

Operating expenses increased to $419.4 million in 2020 from $323.0 million in 2019, as we continued to make significant investments in our future growth. Sales and marketing expenses were $204.5 million in 2020, or 41% of total revenue, compared to $168.6 million in 2019, or 44% of total revenue. The decrease in sales and marketing expenses as a percentage of revenue in 2020 is due primarily to temporarily reduced spending on in-person marketing events and customer-related travel costs.  During 2020, we vacated certain leased offices in the U.S. following the dislocation of our workforce because of the COVID-19 pandemic.  As a result, we recorded a charge of $0.8 million to write-down the related operating lease right-of-use assets and associated property and equipment, which was recorded in general and administrative expenses.

Operating loss was $62.0 million during 2020 compared to an operating loss of $55.9 million during 2019. Our net loss was $49.2 million during 2020 compared to a net loss of $50.2 million during 2019. Non-GAAP operating loss was $3.1 million during 2020 compared to non-GAAP operating loss of $14.4 million during 2019. During 2020, we generated positive free cash flow of $34.0 million compared to positive free cash flow of $12.0 million in 2019. See the section titled “Use and Reconciliation of Non-GAAP Financial Measures” for more information about our non-GAAP financial measures.

In August 2020, we completed a public offering of our common stock and sold 4.5 million shares for net proceeds of $556.3 million. As of December 31, 2020 and 2019, we had no borrowings outstanding. We ended the year with $673.6 million of cash and cash equivalents. We believe our strong balance sheet positions us well to continue to make additional investments to grow and expand both our products and services, along with the customers we serve.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Number of core customers (as of end of period)	14,890	14,180	13,560	12,940	12,150	11,400	10,560	9,800
Net revenue retention rate	104%	108%	107%	109%	111%	113%	111%	107%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segments. As of December 31, 2020 and 2019, we had approximately 14,890 and 12,150 core customers, respectively.

We define a core customer as:

•

a unique account identifier in our primary U.S. billing systems (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

•	that is active as of the measurement date; and
•	for which we have recognized, as of the measurement date, greater than $3,000 in total revenue during the previous twelve months.

Currently, our core customer count includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers that subscribe to our solutions through our international subsidiaries and certain legacy and acquired billing systems that have not yet been integrated into our primary U.S. billing systems (e.g., recent acquisitions and our lodging tax compliance solution). As we increase our international operations and sales in future periods, we may add customers billed from our international subsidiaries to the core customer metric.

We also have a substantial number of customers of various sizes that do not meet the revenue threshold to be considered a core customer. Many of these customers are in the emerging and small business segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers. In addition, we have larger customers that are early in their adoption or only utilize our services for small segments of their business, providing opportunities over time for us to extend our relationship and make them core customers.

In addition to customers with whom we have a direct relationship, some of our customers are business application publishers (including ecommerce platforms) that include automated tax determination powered by Avalara. While those platform providers may be core customers to Avalara, their end-user customers generally are not.

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total revenue in such corresponding quarter from those same billing accounts. This calculation includes changes during the period for such billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period.

Currently, our net revenue retention rate includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems that have not been integrated into our primary U.S. billing systems. Our SST solution is not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution is not included, while revenue contraction from customers replacing one or more of Avalara’s other solutions with SST is included. Our net revenue retention rate was 107% on average for the four quarters ended December 31, 2020.

Strategic Acquisitions

We have pursued and expect to continue to pursue acquisitions that align with our strategic objectives to build relevant content, technology, and expertise to best serve the transaction tax compliance needs of our current and future customers. Accordingly, the comparability of periods covered by our financial statements are, and in the future may be, affected by the impact of these acquisitions.

In December 2020, we signed a definitive agreement to acquire Inposia Solutions, GmbH for €30 million (approximately $37 million, using the exchange rate on December 28, 2020) subject to certain purchase price adjustments and closing conditions. We expect the transaction to close in the first half of 2021.

2020 Acquisitions

Transaction Tax Resources.  On October 5, 2020, we acquired all the outstanding equity of Transaction Tax Resources, Inc. (“TTR”) for total cash consideration of approximately $378.0 million. TTR is a leading provider of tax content, research, consulting, and automation tools in the U.S., with products that include software solutions for companies and governments. Approximately $57.6 million of the purchase price will be paid to TTR shareholders over the next three years. In addition, up to $26.4 million of the purchase price will be paid to TTR’s founder and shareholder if certain TTR performance metrics are achieved during the 2021 and 2022 fiscal years.

Business Licenses.  On November 5, 2020, we acquired substantially all of the assets of Business Licenses, LLC, (“Business Licenses”) for aggregate consideration of approximately $97.0 million. Business Licenses is a leading provider of business license and registration content, software, management, and services that automate and streamline license and registration compliance for companies of all sizes. Approximately $64.9 million of the purchase price was paid at the time of acquisition and approximately $11.4 million of the purchase price will be paid to Business Licenses’ shareholders after eighteen months. Up to $20.7 million will be paid, in shares of our common stock, to Business Licenses’ shareholders if certain Business Licenses performance metrics are achieved during the next four years.

Impendulo.  On December 1, 2020, the Company acquired the shares of Impendulo Limited (“Impendulo”). The total consideration transferred related to this transaction was $13.6 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $0.7 million that was accrued for cash payable to the sellers in the first quarter of 2021 based on final revenue metrics achieved up to the date of the acquisition. Impendulo is a London-based provider of insurance tax compliance software and services, specializing in support for multi-national insurance companies.

2019 Acquisitions

Compli.  On January 22, 2019, we acquired substantially all the assets of Compli, Inc. (“Compli”) for $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after twelve months, and an earnout provision fair valued upon acquisition at $3.8 million. Compli is a provider of compliance services, technology, and software to producers, distributors, and importers of beverage alcohol in the United States.

Indix.  On February 6, 2019, we acquired substantially all the assets of Indix Corporation (“Indix”) for $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. Indix is an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide.

Portway. On July 31, 2019, we acquired substantially all the assets of Portway International Inc. (“Portway”) for $24.3 million, consisting of $13.0 million paid in cash at closing, an additional $2.0 million of cash to be paid after eighteen months with an acquisition date fair value of $1.9 million, and an earnout provision fair valued upon acquisition at $9.4 million. Portway is a provider of Harmonized System classifications and outsourced customs brokerage services.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 93% of our revenue for 2020, 2019, and 2018.

Subscription and Returns Revenue. Subscription and returns revenue primarily consist of fees paid by customers to use our solutions. Subscription plan customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and our customers are not entitled to any refund of fees paid or relief from fees due if they do not use the allotted number of transactions. If a subscription plan customer exceeds the selected maximum transaction level, we will generally upgrade the customer to a higher tier or, in some cases, charge overage fees on a per transaction or return basis. Customers purchase tax return preparation on a subscription basis for an allotted number of returns. Fees paid for subscription services to tax content vary depending on the volume of tax information accessible to the customer.

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

Professional Services. We generate professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and backfiling services. We also provide configurations, data migrations, integration, and training for our subscriptions and returns products. Our 2020 acquisitions of TTR and Business Licenses expanded the scope of professional services we offer to include business licenses and registration services and tax refund claims and recovery assistance.  We bill for service arrangements on a fixed fee, milestone, or time and materials basis, and we recognize the transaction price allocated to professional services performance obligations as revenue as services are performed and are collectable under the terms of the associated contracts.

Costs and Expenses

Cost of Revenue. Cost of revenue consists of costs related to providing the Avalara Compliance Cloud and supporting our customers and includes employee-related expenses, including salaries, benefits, bonuses, and stock-based compensation and the amortization of capitalized software development costs. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, tax content maintenance, and certain services provided by third parties. Cost of revenue also includes allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as acquired technology from acquisitions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth, including through acquisitions, which we expect to result in higher cost of revenue in absolute dollars.

Research and Development. Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs consist primarily of employee-related costs, and are amortized as cost of subscription and returns revenue. Research and development expenses also include allocated costs for certain information technology and facility expenses, along with depreciation of equipment.

We devote substantial resources to enhancing and maintaining the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. As a result of the current COVID-19 pandemic, we have suspended in-person promotional and customer events and have converted many of these activities to virtual events, which has temporarily reduced these types of marketing expenses. We expect to resume in-person marketing activities when conditions allow. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer relationships, customer lists, and backlog from acquisitions.

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year, we set group and individual sales targets for the full year. Sales commissions are generally earned based on achievement against these targets.

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

General and Administrative. General and administrative expenses consist primarily of employee-related expenses for administrative, finance, information technology, legal, and human resources staff, including salaries, benefits, bonuses, and stock-based compensation, professional fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories. General and administrative expenses include amortization of intangibles such as tradenames and noncompetition agreements from acquisitions.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, evaluate and integrate acquisitions, and incur costs as a public company. Specifically, we expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, acquisition evaluation and execution, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of contingent consideration for acquisitions accounted for as business combinations, foreign currency gains and losses, and other nonoperating gains and losses.

Results of Operations

The comparability of periods covered by our financial statements is impacted by acquisitions (see Strategic Acquisitions above) and the impact of the adoption of new accounting standards. We adopted the revenue recognition standard ASC 606 effective January 1, 2019 on a modified retrospective basis. Our results of operations presented in the following tables include financial results for reporting periods during 2020 and 2019, which are reported in compliance with the revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations comparted to the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following sets forth our results of operations for the periods presented.

	For the Year Ended December 31,
	2020	2019	2018
	As Reported (ASC 606)	As Reported (ASC 606)	As Reported (ASC 605)
	(in thousands)
Revenue:
Subscription and returns	$465,825	$355,181	$254,056
Professional services	34,744	27,240	18,042
Total revenue	500,569	382,421	272,098
Cost of revenue:
Subscription and returns	124,333	97,824	66,556
Professional services	18,762	17,475	12,093
Total cost of revenue(1)	143,095	115,299	78,649
Gross profit	357,474	267,122	193,449
Operating expenses:
Research and development(1)	119,710	82,442	51,909
Sales and marketing(1)	204,490	168,634	168,817
General and administrative(1)	95,242	71,918	39,603
Goodwill impairment	—	—	9,174
Total operating expenses	419,442	322,994	269,503
Operating loss	(61,968)	(55,872)	(76,054)
Other (income) expense, net	(4,476)	(6,613)	472
Loss before income taxes	(57,492)	(49,259)	(76,526)
(Benefit from) provision for income taxes	(8,309)	955	(976)
Net loss	$(49,183)	$(50,214)	$(75,550)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$5,909	$3,122	$1,665
Research and development	13,226	6,666	3,179
Sales and marketing	12,147	8,736	5,492
General and administrative	16,888	15,825	5,585
Total stock-based compensation	$48,170	$34,349	$15,921

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$5,166	$4,854	$4,020
Research and development	—	—	—
Sales and marketing	4,664	2,271	1,951
General and administrative	819	15	17
Total amortization of acquired intangibles	$10,649	$7,140	$5,988

The following sets forth our results of operations as a percentage of our total revenue for the periods presented.

	For the Year Ended December 31,
	2020	2019	2018
	As Reported (ASC 606)	As Reported (ASC 606)	As Reported (ASC 605)
Revenue:
Subscription and returns	93%	93%	93%
Professional services	7%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	26%	24%
Professional services	4%	5%	4%
Total cost of revenue	29%	30%	29%
Gross profit	71%	70%	71%
Operating expenses:
Research and development	24%	22%	19%
Sales and marketing	41%	44%	62%
General and administrative	19%	19%	15%
Goodwill impairment	0%	0%	3%
Total operating expenses	84%	84%	99%
Operating loss	(12)%	(15)%	(28)%
Other (income) expense, net	(1)%	(2)%	0%
Loss before income taxes	(11)%	(13)%	(28)%
(Benefit from) provision for income taxes	(2)%	0%	0%
Net loss	(10)%	(13)%	(28)%

Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019

Revenue

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$465,825	$355,181	$110,644	31%
Professional services	34,744	27,240	7,504	28%
Total revenue	$500,569	$382,421	$118,148	31%

Total revenue for the year ended December 31, 2020 increased $118.1 million, or 31%, compared to the year ended December 31, 2019. Subscription and returns revenue for the year ended December 31, 2020 increased by

$110.6 million, or 31%, compared to the year ended December 31, 2019. Professional services revenue for the year ended December 31, 2020 increased by $7.5 million, or 28%, compared to the year ended December 31, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the year ended December 31, 2020 compared to the same period in 2019, was due primarily to $50.8 million from existing U.S. customers, $29.4 million from new U.S. customers, $24.3 million from SST revenue growth, $6.5 million from 2020 acquisitions, and $7.9 million from revenue growth in our international operations, partially offset by $2.4 million lower interest earned on funds held from customers.  During 2021, we expect significantly lower revenue growth from SST services due primarily to a reduction in the fee we earn from these transactions.

Cost of Revenue

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$124,333	$97,824	$26,509	27%
Professional services	18,762	17,475	1,287	7%
Total cost of revenue	$143,095	$115,299	$27,796	24%

Cost of revenue for the year ended December 31, 2020 increased by $27.8 million, or 24%, compared to the year ended December 31, 2019. The increase in cost of revenue was due primarily to an increase of $20.4 million in employee-related costs from higher headcount, an increase of $2.7 million in software hosting costs, an increase of $2.6 million in allocated overhead cost, an increase of $2.5 million in third-party purchased software, an increase of $1.1 million in depreciation expense, and an increase of $0.3 million in amortization expense, partially offset by a $1.3 million decrease in outside professional service expenses.

Cost of revenue headcount increased approximately 27% from December 31, 2019 to December 31, 2020. Excluding the impact of 2020 acquisitions, cost of revenue headcount increased approximately 13% due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $16.0 million increase in salaries and benefits (including $2.5 million from 2020 acquisitions), a $2.8 million increase in stock-based compensation expense, a $1.6 million increase in compensation expense related to our bonus plans, and a $1.1 million increase in contract and temporary employee costs, partially offset by a $1.0 million decrease in travel costs.

Software hosting costs have increased due primarily to higher transaction volumes. Allocated overhead consists primarily of facility expenses and shared information technology expenses, both of which were higher in total compared to the prior period due primarily to higher headcount throughout our operations. As a result of the COVID-19 pandemic, almost all our employees worked from their homes during most of 2020. Despite being unable to safely access our facilities, we were not able to materially reduce our lease expenses and related committed costs. Third-party purchased software costs have increased due primarily to an increase in the number of user licenses purchased and higher subscription fees for key applications. Depreciation expense increased due primarily to an increase in leasehold improvements and an increase in capitalized software costs for projects placed into service in 2020. Amortization expense increased due primarily to acquired intangible assets from our 2020 acquisition of TTR. Outside professional service expenses decreased due to declining use of third-party consulting firms to support service offerings in our European operations.

Gross Profit

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$341,492	$257,357	$84,135	33%
Professional services	15,982	9,765	6,217	64%
Total gross profit	$357,474	$267,122	$90,352	34%
Gross margin
Subscription and returns	73%	72%
Professional services	46%	36%
Total gross margin	71%	70%

Total gross profit for the year ended December 31, 2020 increased $90.4 million, or 34%, compared to the year ended December 31, 2019. Total gross margin was 71% for the year ended December 31, 2020 compared to 70% for the same period of 2019. The increase in gross margin was due primarily to continued process automation for service offerings in our European operations, and to a lesser extent, improved service delivery and efficiency in U.S. professional services.

Research and Development

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$119,710	$82,442	$37,268	45%

Research and development expenses for the year ended December 31, 2020 increased $37.3 million, or 45%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $31.8 million in employee-related costs from higher headcount, an increase of $3.7 million in third-party purchased software costs, and an increase of $1.6 million in allocated overhead cost.

Research and development headcount increased approximately 43% from December 31, 2019 to December 31, 2020. Excluding the impact of 2020 acquisitions, research and development headcount increased approximately 35%. Employee-related costs increased due primarily to a $23.5 million increase in salaries and benefits (including $0.6 million from 2020 acquisitions), a $6.6 million increase in stock-based compensation expense, and a $4.2 million increase in compensation expense related to our bonus plans, partially offset by a $1.5 million decrease in travel costs and a $1.0 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools and software hosting costs.

Sales and Marketing

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$204,490	$168,634	$35,856	21%

Sales and marketing expenses for the year ended December 31, 2020 increased $35.9 million, or 21%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $17.5 million in employee-related costs, an increase of $8.2 million for partner commission expense, an increase of $4.1 million in marketing campaign expenses, an increase of $2.4 million in amortization expense, an increase of $1.4 million in allocated overhead cost, an increase of $1.3 million in outside professional services expense, and an increase of $1.1 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 19% from December 31, 2019 to December 31, 2020. Excluding the impact of 2020 acquisitions, sales and marketing headcount increased approximately 15%. Employee-related costs increased due primarily to a $13.4 million increase in salaries and benefits (including $0.5 million from 2020 acquisitions), a $3.4 million increase in stock-based compensation expense, a $2.5 million increase in compensation expense related to our bonus plans, and a $1.2 million increase in contract and temporary employee costs, partially offset by a $3.3 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer activities and events beginning in March of 2020 as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising and outbound direct mail advertising, partially offset by a reduction in customer event spend as a result of the COVID-19 pandemic. Amortization expense increased due to acquired intangibles from our TTR and Business Licenses acquisitions. Outside professional services expenses increased due to increased third-party consulting services as we continue to improve the customer experience during onboarding. Software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers, along with spending for new marketing analytics tools.

General and Administrative

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$95,242	$71,918	$23,324	32%

General and administrative expenses for the year ended December 31, 2020 increased $23.3 million, or 32%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $9.0 million in employee-related costs, an increase of $2.9 million in outside professional services expense, an increase of $2.7 million in non-income tax expense, an increase of $2.2 million in third-party purchased software costs, an increase of $1.4 million in insurance expense, a $0.8 million impairment related to operating lease right-of-use assets and property and equipment recorded in 2020, an increase of $0.8 million in merchant fees, an increase of $0.8 million in amortization expense, and an increase of $0.7 million in bad debt expense.

General and administrative headcount increased 39% from December 31, 2019 to December 31, 2020. Excluding the impact of 2020 acquisitions, general and administrative headcount increased 31%. Employee-related costs increased due primarily to a $6.3 million increase in salaries and benefits (including $0.7 million from 2020 acquisitions), a $1.6 million increase in stock-based compensation expense, and a $1.5 million increase in compensation expense related to our bonus plans, partially offset by a $0.7 million decrease in travel costs.

Outside professional services expenses increased due primarily to an increase in acquisition-related costs and investments in expanding our international business operations, partially offset by higher legal costs in the prior period related to the PTP litigation. Non-income tax expenses increased due primarily to higher foreign and state indirect taxes and higher state franchise taxes. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. Insurance expenses have increased due to higher insurance premiums in the current year. Bad debt expense increased due primarily to a higher estimate of credit losses resulting from our assessment of a less favorable economic outlook for certain customer segments because of the COVID-19 pandemic. Operating lease right-of-use asset and property and equipment impairment resulted from the closure of four offices in the U.S. and Canada during the third quarter of 2020 that had remaining lease terms that extended beyond the date we vacated the leased office space. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Amortization increased due to acquired intangibles from our acquisitions of TTR and Business Licenses.

Total Other (Income) Expense, Net

	For the Year Ended December 31,		Change
	2020	2019	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(1,678)	$(6,037)	$4,359
Interest expense	—	289	(289)
Other (income) expense, net	(2,798)	(865)	(1,933)
Total other (income) expense, net	$(4,476)	$(6,613)	$2,137

Total other income for the year ended December 31, 2020 was $4.5 million compared to $6.6 million of other income for the year ended December 31, 2019. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents, partially offset by higher average cash balances during 2020. Other income (expense), net was $2.8 million other income for the year ended December 31, 2020 compared to $0.9 million for the same period in 2019, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the year ended December 31, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million. The fair value of the Portway acquisition earnout liability decreased due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the COVID-19 pandemic. During the year ended December 31, 2019, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Indix, resulting in other income of $1.7 million, partially offset by an increase in the carrying value of the earnout liabilities for our acquisitions of Compli and Portway, which resulted in other income of $0.9 million.

(Benefit from) Provision for Income Taxes

	For the Year Ended December 31,		Change
	2020	2019	Amount
	(dollars in thousands)
(Benefit from) provision for income taxes	$(8,309)	$955	$(9,264)

The benefit from income taxes for the year ended December 31, 2020 was $8.3 million compared to a provision for income taxes of $1.0 million for the year ended December 31, 2019. The effective income tax rate was a benefit of 14.5% for the year ended December 31, 2020 compared to an expense of 1.9% for the year ended December 31, 2019. The effective tax rate in both periods differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax benefit and increase in effective rate is due primarily to the release of valuation allowance in 2020 resulting from deferred tax liabilities recorded in purchase accounting for the TTR and Impendulo acquisitions.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in 2020. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue:
Subscription and returns	$132,567	$119,193	$108,519	$105,546	$99,956	$91,986	$85,008	$78,231
Professional services	12,193	8,686	7,968	5,897	7,671	6,539	6,291	6,739
Total revenue	144,760	127,879	116,487	111,443	107,627	98,525	91,299	84,970
Cost of revenue:
Subscription and returns	34,882	31,155	28,779	29,517	28,287	25,621	22,938	20,978
Professional services	5,697	3,777	4,551	4,737	4,592	4,157	4,397	4,329
Total cost of revenue(1)	40,579	34,932	33,330	34,254	32,879	29,778	27,335	25,307
Gross profit	104,181	92,947	83,157	77,189	74,748	68,747	63,964	59,663
Operating expenses:
Research and development(1)	34,457	32,562	26,844	25,847	25,619	21,871	18,996	15,956
Sales and marketing(1)	59,759	49,057	46,040	49,634	46,310	41,263	41,742	39,319
General and administrative(1)	29,647	23,885	20,322	21,388	18,154	20,511	18,019	15,234
Total operating expenses	123,863	105,504	93,206	96,869	90,083	83,645	78,757	70,509
Operating loss	(19,682)	(12,557)	(10,049)	(19,680)	(15,335)	(14,898)	(14,793)	(10,846)
Total other (income) expense, net	605	(221)	(46)	(4,814)	(3,342)	(1,935)	(728)	(608)
Loss before income taxes	(20,287)	(12,336)	(10,003)	(14,866)	(11,993)	(12,963)	(14,065)	(10,238)
(Benefit from) provision for income taxes	(9,256)	393	137	417	326	341	172	116
Net loss	$(11,031)	$(12,729)	$(10,140)	$(15,283)	$(12,319)	$(13,304)	$(14,237)	$(10,354)
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.15)	$(0.13)	$(0.20)	$(0.16)	$(0.17)	$(0.20)	$(0.15)
Weighted average shares of common stock outstanding, basic and diluted	84,767	82,288	78,924	77,904	77,147	76,156	71,568	68,381

(1)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Cost of revenue	$1,645	$1,591	$1,477	$1,196	$845	$828	$708	$741
Research and development	3,971	3,781	3,080	2,394	1,966	1,781	1,627	1,292
Sales and marketing	3,219	3,157	2,956	2,815	2,325	2,135	2,107	2,169
General and administrative	4,536	4,292	4,734	3,326	3,307	5,178	4,982	2,358
Total stock-based compensation	$13,371	$12,821	$12,247	$9,731	$8,443	$9,922	$9,424	$6,560

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Cost of revenue	$1,864	$1,007	$1,065	$1,230	$1,219	$1,235	$1,230	$1,170
Research and development	—	—	—	—	—	—	—	—
Sales and marketing	3,061	447	549	607	618	605	543	505
General and administrative	807	4	4	4	4	4	4	3
Total amortization of acquired intangibles	$5,732	$1,458	$1,618	$1,841	$1,841	$1,844	$1,777	$1,678

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(as a percentage of revenue)
Revenue:
Subscription and returns	92%	93%	93%	95%	93%	93%	93%	92%
Professional services	8%	7%	7%	5%	7%	7%	7%	8%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Subscription and returns	24%	24%	25%	26%	26%	26%	25%	25%
Professional services	4%	3%	4%	4%	4%	4%	5%	5%
Total cost of revenue	28%	27%	29%	31%	31%	30%	30%	30%
Gross profit	72%	73%	71%	69%	69%	70%	70%	70%
Operating expenses:
Research and development	24%	25%	23%	23%	24%	22%	21%	19%
Sales and marketing	41%	38%	40%	45%	43%	42%	46%	46%
General and administrative	20%	19%	17%	19%	17%	21%	20%	18%
Total operating expenses	86%	83%	80%	87%	84%	85%	86%	83%
Operating loss	(14)%	(10)%	(9)%	(18)%	(14)%	(15)%	(16)%	(13)%
Total other (income) expense, net	0%	0%	0%	(4)%	(3)%	(2)%	(1)%	(1)%
Loss before income taxes	(14)%	(10)%	(9)%	(13)%	(11)%	(13)%	(15)%	(12)%
(Benefit from) provision for income taxes	(6)%	0%	0%	0%	0%	0%	0%	0%
Net loss	(8)%	(10)%	(9)%	(14)%	(11)%	(14)%	(16)%	(12)%

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Non-GAAP Financial Data:
Free cash flow(1)
Net cash provided by (used in) operating activities (2)	$31,558	$28,034	$7,497	$(24,471)	$17,153	$6,131	$10,259	$(11,393)
Less: Purchases of property and equipment (3)	(1,533)	(976)	(1,109)	(883)	(2,281)	(1,589)	(2,345)	(1,670)
Less: Capitalized software development costs (3)	(1,453)	(1,142)	(847)	(717)	(703)	(657)	(491)	(444)
Free cash flow	$28,572	$25,916	$5,541	$(26,071)	$14,169	$3,885	$7,423	$(13,507)

(1)	Free cash flow is a non-GAAP financial measure. For more information about free cash flow, see “Use and Reconciliation of Non-GAAP Financial Measures.”
(2)

We have presented corrected quarterly net cash provided by (used in) operating activities data for the 2020 and 2019 quarters below (see Note 2 to our consolidated financial statements). The correction to net cash provided by (used in) operating activities resulted in a decrease of $0.2 million, a decrease of $0.7 million, and an increase of $0.1 million for each of the quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively. The correction to net cash provided by (used in) operating activities resulted in a decrease of $1.0 million, an increase of $0.3 million, an increase of $0.3 million, and an increase of $0.2 million for each of the quarterly periods ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019, respectively.

(3)	Capitalized software development costs were previously included in purchases of property and equipment and do not impact previously reported free cash flow.

Seasonality and Quarterly Trends

We have historically signed a higher percentage of agreements with new customers, as well as renewal and upgrade agreements with existing customers, in the fourth quarter of each year and usually during the last month. This can be attributed to buying patterns typical in the software industry. Since the terms of most of our customer agreements are annual, agreements initially entered into in the fourth quarter or last month of any quarter will generally come up for renewal in the same quarter or quarter after in subsequent years. As a result, we have historically seen a higher percentage of customer agreement cancellations in the fourth quarter of each year. The impact to overall annual or quarterly revenues is minimal since we recognize subscription revenue ratably over the term of the customer contract. Additionally, this seasonality is reflected in commission expenses to our sales personnel and our partners.

Our quarterly revenue has increased in each period presented primarily due to increased sales to new customers, as well as increased usage and service upgrades by our existing customers. Our operating expenses generally have increased sequentially in every quarter primarily due to increases in headcount and related expenses to support our growth. Increases in our sales and marketing expenses primarily reflect the impacts of personnel additions, sales and partner commissions, and various sales and marketing initiatives that may fluctuate from quarter to quarter. Research and development expenses have fluctuated based on the timing of personnel additions and related spending on product development. We anticipate our operating expenses will continue to increase in absolute dollars in future periods as we invest in the long-term growth of our business. We anticipate the total revenue mix between subscription and returns revenue and professional service revenue may fluctuate from quarter to quarter due to variability in our professional services projects and the mix variability from recent acquisitions. We anticipate these fluctuations may have a corresponding impact on gross profit and gross margin in addition to changes in headcount.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions and public offerings of our common stock. As of December 31, 2020, we had $673.6 million of cash and cash equivalents, most of which was held in money market accounts.

In December 2020, we signed a definitive agreement to acquire Inposia Solutions, GmbH (“Inposia”) for €30 million (approximately $37 million using the exchange rate on December 28, 2020) subject to certain purchase price adjustments and closing conditions. In connection with this agreement, we paid to Inposia shareholders a $2.4 million down payment. We expect the transaction to close in the first half of 2021.

Borrowings

As of December 31, 2020, we had no credit facilities or borrowings outstanding.

Future Cash Requirements

As of December 31, 2020, our cash and cash equivalents included proceeds from our various public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $673.6 million as of December 31, 2020, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash provided by (used in):
Operating Activities (1)	$42,618	$22,150	$(2,913)
Investing Activities (1)	(378,058)	(40,629)	(20,485)
Financing Activities	606,059	354,410	151,421
(1)	We have presented the corrected consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 (see Note 2 to our consolidated financial statements).

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, technology costs such as software hosting costs, and facilities expenses. Cash provided by operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, other non-cash income and expense items, and net changes in operating assets and liabilities.

For the year ended December 31, 2020, net cash provided by operating activities was $42.6 million compared to net cash provided of $22.2 million for the year ended December 31, 2019. The increase in cash from operations of $20.5 million was due primarily to an increase in cash collected from customers. The increase in cash collected from customers is due to growing demand for our subscription and returns services, which is partially offset by increasing cash expenditures to support this growth. In addition, we offered a sales promotion beginning in the second quarter of 2020 and continuing through the end of the year with extended payment terms for new customers. We also offered to extend payment terms to some of our existing customers that were impacted by the COVID-19 pandemic. These factors, along with higher revenues, resulted in an increase in accounts receivable, which when considered net of the change in deferred revenue unfavorably impacted operating cash flows by $3.4 million.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software, and, from time-to-time, the cash paid for asset and business acquisitions.

For the year ended December 31, 2020, cash used in investing activities was $378.1 million, compared to cash used of $40.6 million for the year ended December 31, 2019. The increase in cash used of $337.4 million was due primarily to an increase in cash paid for acquisitions of $337.9 million. In 2020, we acquired the outstanding shares of TTR and Impendulo and substantially all the assets of Business Licenses for total cash consideration, net of cash acquired of $368.2 million. This excludes purchase price holdbacks of $69.0 million. In 2019, we acquired substantially all the assets of Compli, Indix, and Portway for total cash consideration of $30.3 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the year ended December 31, 2020, cash provided by financing activities was $606.1 million compared to cash provided of $354.4 million for the year ended December 31, 2019. This increase in cash provided of $251.6 million was due primarily to increased cash proceeds from offerings of our common stock of $281.6 million, partially offset by a $18.1 million decrease in cash proceeds from exercise of stock options, a $3.4 million increase in cash payments related to business combination earnouts, $2.8 million in acquisition-related post-closing payments in 2020, and a $5.7 million increase in customer fund obligations in 2020 compared to an $11.5 million increase in customer fund obligations in 2019.

Funds Held from Customers and Customer Funds Obligations

We maintain trust accounts with FDIC-insured financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers are not commingled with our operating funds but are typically deposited with funds also held on behalf of our other customers. Funds held from customers represents restricted cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Changes in customer funds assets account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$86,836	$15,441	$30,186	$24,216	$16,993
Purchase obligations (1)	111,261	35,105	51,156	25,000	—
Customer funds obligations (2)	31,549	31,549	—	—	—
Other liabilities (3)(4)	97,790	32,993	64,797	—	—
Total	$327,436	$115,088	$146,139	$49,216	$16,993

(1)	Purchase obligations are comprised primarily of long-term software licenses, subscriptions, and software hosting services.
(2)

We maintain trust accounts with financial institution that are solely for satisfying the obligations to remit funds relating to our tax remittance services. Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. At December 31, 2020, we had $31.5 million of funds held from (collected from) customers. Because of in-transit payments and changes in the amounts owed to us or to the taxing authority, the asset and liability amounts presented for any period will generally not completely offset.

(3)

Other liabilities include the cash portion of earnout liabilities owed to Tradestream Technologies Inc. for the measurement periods ending through December 31, 2020 and the fair value of cash earnout liabilities owed to Indix and TTR, estimated as of December 31, 2020. The fair value of the earnout liability owed to Business Licenses is excluded from the table above because it will be paid in shares of our common stock. Other liabilities also include holdback liabilities owed to the sellers of Portway, Business Licenses, and TTR and cash owed to the sellers of Impendulo.

(4)

In December 2020, we signed a definitive agreement to acquire Inposia Solutions, GmbH for €30 million in total consideration (approximately $37 million using the exchange rate on December 28, 2020), subject to certain purchase price adjustments and closing conditions. Of the total consideration, €10 million relates to cash payments (approximately $12.2 million using the exchange rate on December 28, 2020). We expect the transaction to close in the first half of 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2020 or 2019.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have disclosed non-GAAP cost of revenue, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income (loss), non-GAAP net income (loss), free cash flow, and calculated billings, which are all non-GAAP financial measures. We have provided tabular reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure.

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

•	We define free cash flow as net cash provided by operating activities less cash used for the purchases of property and equipment and capitalized software development costs.

•

We define calculated billings as total revenue plus the changes in deferred revenue and contract liabilities in the period, excluding the acquisition date impact of deferred revenue and contract liabilities assumed in a business combination. Because we generally recognize subscription revenue ratably over the subscription term, calculated billings can be used to measure our subscription sales activity for a particular period, to compare subscription sales activity across particular periods, and as a potential indicator of future subscription revenue, the actual timing of which will be affected by several factors, including subscription start date and duration.

Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. We believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as when comparing our financial results to those of other companies.

Our definitions of these non-GAAP financial measures may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP financial measures in conjunction with the related GAAP financial measure.

As a result of adoption of ASC 606 effective January 1, 2019, non-GAAP financial measures for the years ended December 31, 2020 and 2019, as computed in accordance with ASC 606, are not as comparable to non-GAAP financial measures for the year ended December 31, 2018, which are computed in accordance with ASC 605.

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Year Ended December 31,
	2020	2019	2018
	As Reported (ASC 606)	As Reported (ASC 606)	As Reported (ASC 605)
	(dollars in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$143,095	$115,299	$78,649
Stock-based compensation expense	(5,909)	(3,122)	(1,665)
Amortization of acquired intangibles	(5,166)	(4,854)	(4,020)
Non-GAAP Cost of Revenue	$132,020	$107,323	$72,964

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$357,474	$267,122	$193,449
Stock-based compensation expense	5,909	3,122	1,665
Amortization of acquired intangibles	5,166	4,854	4,020
Non-GAAP Gross Profit	$368,549	$275,098	$199,134

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	70%	71%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%
Non-GAAP Gross Margin	74%	72%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$119,710	$82,442	$51,909
Stock-based compensation expense	(13,226)	(6,666)	(3,179)
Amortization of acquired intangibles	—	—	—

Non-GAAP Research and Development Expense	$106,484	$75,776	$48,730

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$204,490	$168,634	$168,817
Stock-based compensation expense	(12,147)	(8,736)	(5,492)
Amortization of acquired intangibles	(4,664)	(2,271)	(1,951)
Non-GAAP Sales and Marketing Expense	$187,679	$157,627	$161,374

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$95,242	$71,918	$39,603
Stock-based compensation expense	(16,888)	(15,825)	(5,585)
Amortization of acquired intangibles	(819)	(15)	(17)
Non-GAAP General and Administrative Expense	$77,535	$56,078	$34,001

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(61,968)	$(55,872)	$(76,054)
Stock-based compensation expense	48,170	34,349	15,921
Amortization of acquired intangibles	10,649	7,140	5,988
Goodwill impairment	—	—	9,174
Non-GAAP Operating Loss	$(3,149)	$(14,383)	$(44,971)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(49,183)	$(50,214)	$(75,550)
Stock-based compensation expense	48,170	34,349	15,921
Amortization of acquired intangibles	10,649	7,140	5,988
Goodwill impairment	—	—	9,174
Non-GAAP Net Income (Loss)	$9,636	$(8,725)	$(44,467)

Free cash flow:
Net cash provided by (used in) operating activities(1)	$42,618	$22,150	$(2,913)
Less: Purchases of property and equipment(2)	(4,501)	(7,885)	(14,373)
Less: Capitalized software development costs(2)	(4,159)	(2,295)	(1,110)
Free cash flow	$33,958	$11,970	$(18,396)
(1)We have presented the corrected consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 (see Note 2 to our consolidated financial statements).
(2)Capitalized software development costs were previously included in purchases of property and equipment and do not impact previously reported free cash flow.

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the fourth quarter of 2020 includes a one-time reconciling adjustment related to the impact of business combinations and the first quarter of 2019 also includes one-time reconciling adjustments related to the impact of adoption of ASC 606 as of January 1, 2019.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(in thousands)
Total revenue	$144,760	$127,879	$116,487	$111,443	$107,627	$98,525	$91,299	$84,970
Add:
Deferred revenue (end of period)	209,690	180,640	167,719	165,369	161,241	148,466	138,811	132,714
Contract liabilities (end of period)	10,134	7,673	6,195	6,330	5,197	4,843	4,508	4,208
Impact of adoption of ASC 606 on deferred revenue	—	—	—	—	—	—	—	11,250
Less:
Deferred revenue (beginning of period)	(180,640)	(167,719)	(165,369)	(161,241)	(148,466)	(138,811)	(132,714)	(134,653)
Contract liabilities (beginning of period)	(7,673)	(6,195)	(6,330)	(5,197)	(4,843)	(4,508)	(4,208)	—
Impact of adoption of ASC 606 on contract liabilities	—	—	—	—	—	—	—	(2,090)
Deferred revenue assumed in business combinations	(9,194)	—	—	—	—	—	—	—
Calculated billings	$167,077	$142,278	$118,702	$116,704	$120,756	$108,515	$97,696	$96,399

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies require our most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition;
•	Assets Recognized from the Costs to Obtain a Contract with a Customer;
•	Stock-based Compensation;

•	Common Stock Valuations; and
•	Business Combinations, including Intangible Assets, Contingent Consideration and Goodwill.

Revenue Recognition

We primarily generate revenue from fees paid for subscriptions to tax compliance solutions and content and from fees paid for services performed in preparing and filing tax returns on behalf of our customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided. Beginning in 2019, our revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

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

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using our cloud-based solutions, which include tax calculation and compliance management services, and fees paid for preparing and filing transaction tax returns on behalf of customers. Under our subscription agreements, customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, we will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis. Fees paid for subscription services to tax content vary depending on the volume of tax information accessible to the customer.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to employee sales incentive programs (sales commissions) and partner commission programs represent incremental costs of obtaining a contract and, therefore, should be capitalized. Capitalized costs are included in deferred commissions on the consolidated balance sheets. Deferred commissions are amortized over an estimated period of benefit, generally six years. We determine the period of benefit by taking into consideration past experience with customers, the expected life of acquired technology that generates revenue, industry peers, and other available information. The period of benefit is generally longer than the term of the initial contract because of anticipated renewals. We elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less. For 2020, annual amortization of deferred commissions was $11.5 million. If the estimated period of benefit were changed from 6 years to 5 years, annual amortization of deferred commissions would have increased by $1.6 million. If the estimated period of benefit were changed from 6 years to 7 years, annual amortization of deferred commissions would have decreased by $0.7 million.

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

•

Expected Volatility.  As we have limited trading history for our common stock, the selected volatility used is representative of expected future volatility. We based expected future volatility on a combination of annualized daily historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. For 2020, 2019, and 2018, stock-based compensation expense was $48.2 million, $34.3 million, and $15.9 million, respectively. As of December 31, 2020, we had approximately $23.7 million of total unrecognized stock-based compensation expense related to stock options, $141.1 million of unrecognized stock-based compensation expense related to RSUs, and $0.4 million of unrecognized stock-based compensation expense related to the ESPP, which we expect to recognize over a period of approximately 2.3 years, 3.0 years, and one month, respectively.

Common Stock Valuations

Following the closing of our IPO, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date. Prior to our IPO in June 2018, the fair value of the common stock underlying our stock options and common stock warrants was estimated by our Board of Directors, with input from management. Because stock-based compensation is recognized over the requisite service period (generally four years), our 2020 stock-based compensation expense includes a significant portion attributable to the common stock valuations described below.

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

Business Combinations, including Intangible Assets, Contingent Consideration, and Goodwill

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. We engage the assistance of third-party valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

We made three acquisitions during 2020, two of which, TTR and Business Licenses, were significantly larger than any previous acquisition. See Strategic Acquisitions above. Goodwill recognized in connection with the acquisition of TTR and Business Licenses was $327.0 million and $73.8 million, respectively. We plan to integrate these businesses into our existing U.S. operations and, therefore, we intend to include in our U.S. reporting unit for purposes of analyzing goodwill in future periods.

For both acquisitions, the largest identifiable intangible asset that was recognized was the acquired pre-existing customer relationships. For TTR, we determined the fair value of the customer relationship asset at acquisition was $26.0 million. To value this asset, we used an income approach, specifically the multi-period excess earnings method, a discount rate of 18%, and an estimated useful life of 6 years. For Business Licenses, we determined the fair value of the customer relationship asset at acquisition was $15.0 million. To value this asset, we used an income approach, specifically the multi-period excess earnings method, a discount rate of 19.5%, and an estimated useful life of 6 years. The income approach also requires us to make significant estimates with respect to future revenue growth.

Intangible Assets.  We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist primarily of developed technology and customer relationships arising from business acquisitions. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology or customer relationships over its remaining useful life, we reduce the net carrying value of the related intangible asset to fair value.

Contingent Consideration (Earnout Liability).  Contingent consideration arising from business combinations may be payable in cash or our common stock and is recorded as a liability upon acquisition at fair value and re-measured at fair value in each subsequent reporting period. Changes in fair value are recorded in other (income) expense, net in the consolidated statements of operations. As of December 31, 2020, our total liability related to contingent consideration for business combinations was $34.5 million. For 2020, 2019, and 2018, net other income for subsequent period fair value measurements was $2.3 million, $1.0 million, and $0.4 million, respectively.

Determining the fair value of contingent consideration requires us to make assumptions and judgments. We estimate the fair value of contingent consideration using probability-weighted discounted cash flows and Monte Carlo simulations or scenario-based valuations, depending on the nature of the earnout and the performance. These estimates involve inherent uncertainties and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded.

Goodwill.  Goodwill is assessed for impairment at the reporting unit level at least annually on October 31, or in the event of certain occurrences. Applying the accounting standard to identify reporting units requires judgment.  We have three reporting units for purposes of analyzing goodwill, consisting of our U.S., European, and Brazilian operations. Our impairment assessment involves comparing the fair value of each reporting unit to the carrying value, including goodwill. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. The Company had no goodwill associated with the Brazilian reporting unit in 2020 and 2019, and as such, no goodwill impairment test was necessary for the Brazil reporting unit as part of the 2020 annual impairment test.

In assessing goodwill for impairment, we first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. The next step in our assessment is to perform a quantitative analysis, if necessary, which involves determining the fair value of the reporting unit. We estimate the fair value of the reporting unit using both an income approach and a market approach, which are Level 3 measurements under the fair value hierarchy. The income approach uses discounted future cash flows derived from current internal forecasts, which include assumptions for long-term growth rates and a residual value (the hypothetical terminal value) for the reporting unit. Cash flows are discounted using the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The market approach identifies similar publicly traded companies to the reporting unit and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting unit. The primary market multiple we compare to is revenue. The market approach also reflects a reasonable control premium to compute the fair value. These estimates involve inherent uncertainties and if different assumptions are used, the fair value of a reporting unit could be materially different from the amount we computed.

As part of our annual impairment test, a qualitative impairment test was performed for the Company’s U.S. reporting unit. We concluded it is more likely than not that the fair value of the reporting unit exceeds the carrying value.

A quantitative test was performed for the European reporting unit. The European reporting unit had goodwill with a carrying value of $10.8 million as of October 31, 2020. From our quantitative assessment, we determined that the fair value of the European reporting unit was substantially in excess of the carrying value. Our internal cash flow forecast includes significant revenue growth attributable to a single customer. While this single customer is not currently significant to our consolidated results, it is expected to be significant to the European reporting unit representing assumed future revenues contributed in the near-term and long-term of approximately 45% of the total reporting unit revenue. If our revenue growth assumptions are not realized or our expectations with respect to future revenue growth are reduced, the fair value of the European reporting unit would be adversely impacted.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $673.6 million and $467.0 million as of December 31, 2020 and 2019, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

At December 31, 2020, we had no credit facilities in place, and we had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. In each of 2020, 2019, and 2018, approximately 6% of our revenues were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 8. Financial Statements.

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avalara, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalara, Inc. and subsidiaries (the "Company") as of 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition— Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. The Company’s subscription revenue consists of a significant volume of transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue, including interfaces between systems and databases, is both manual and automated, and therefore the Company uses a complex set of procedures and systems to generate complete and accurate data to process and record its revenue transactions. For the year ended December 31, 2020, subscription revenue was $465.8 million.

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

Acquisition – Transaction Tax Resources, Inc. — Customer Relationships Intangible Asset - Refer to Note 5 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Transaction Tax Resources, Inc., for $367.2 million on October 5, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $26 million. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationships intangible assets required management to make significant estimates and assumptions related to the forecast of revenue attributable to acquired customers including customer attrition and discount rates.

To determine the fair value of the acquired customer relationships intangible asset, management made significant estimates and assumptions relating to the forecast of revenues attributable to acquired customers including customer attrition and discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's forecast of revenue attributable to acquired customers, including estimated customer attrition and the selection of discount rates used in valuing the acquired customer relationship intangible asset included the following, among others:

•

We assessed the reasonableness of management’s forecasts of revenue attributable to acquired customers including customer attrition by comparing the projections to historical results and certain peer companies.

•	We evaluated whether the estimated forecasts of revenue attributable to acquired customers including customer attrition were consistent with evidence obtained in other areas of the audit.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) valuation assumptions such as discount rates, among others, by:

•	Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculations.
•	Developing a range of independent estimates and comparing those to the valuation assumptions selected by management.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 25, 2021

We have served as the Company's auditor since 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avalara, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avalara, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Seattle, Washington

February 25, 2021

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$673,593	$466,950
Restricted cash	19,953	—
Trade accounts receivable—net of allowance for doubtful accounts of $3,983 and $1,179, respectively	75,857	51,644
Deferred commissions	12,245	9,279
Prepaid expenses and other current assets	20,098	14,127
Total current assets before customer fund assets	801,746	542,000
Funds held from customers	30,598	24,383
Receivable from customers—net of allowance of $593 and $270, respectively	563	420
Total current assets	832,907	566,803
Noncurrent assets:
Restricted cash	37,700	—
Deferred commissions	38,625	29,137
Operating lease right-of-use assets—net	52,320	49,321
Property and equipment—net	34,713	34,997
Intangible assets—net	86,513	22,932
Goodwill	513,234	101,224
Other noncurrent assets	6,321	2,853
Total assets	$1,602,333	$807,267
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$20,280	$11,693
Accrued expenses	84,532	59,341
Deferred revenue	208,026	160,271
Accrued purchase price related to acquisitions	22,473	2,763
Accrued earnout liabilities	749	4,120
Operating lease liabilities	11,339	8,756
Total current liabilities before customer fund obligations	347,399	246,944
Customer fund obligations	31,549	24,783
Total current liabilities	378,948	271,727
Noncurrent liabilities:
Deferred revenue	1,664	970
Accrued purchase price related to acquisitions	49,057	—
Accrued earnout liabilities	34,468	9,835
Operating lease liabilities	56,625	58,301
Deferred tax liability	1,031	337
Other noncurrent liabilities	380	2,375
Total liabilities	522,173	343,545
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at December 31, 2020 and December 31, 2019, and 20,000 shares authorized as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value – 85,058 and 77,448 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively, and 600,000 shares authorized as of December 31, 2020 and December 31, 2019	9	8
Additional paid-in capital	1,640,867	976,627
Accumulated other comprehensive loss	(1,339)	(2,719)
Accumulated deficit	(559,377)	(510,194)
Total shareholders’ equity	1,080,160	463,722
Total liabilities and shareholders' equity	$1,602,333	$807,267

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription and returns	$465,825	$355,181	$254,056
Professional services	34,744	27,240	18,042
Total revenue	500,569	382,421	272,098
Cost of revenue:
Subscription and returns	124,333	97,824	66,556
Professional services	18,762	17,475	12,093
Total cost of revenue	143,095	115,299	78,649
Gross profit	357,474	267,122	193,449
Operating expenses:
Research and development	119,710	82,442	51,909
Sales and marketing	204,490	168,634	168,817
General and administrative	95,242	71,918	39,603
Goodwill impairment	—	—	9,174
Total operating expenses	419,442	322,994	269,503
Operating loss	(61,968)	(55,872)	(76,054)
Other (income) expense:
Interest income	(1,678)	(6,037)	(1,553)
Interest expense	—	289	2,608
Other (income) expense, net	(2,798)	(865)	(583)
Total other (income) expense, net	(4,476)	(6,613)	472
Loss before income taxes	(57,492)	(49,259)	(76,526)
(Benefit from) provision for income taxes	(8,309)	955	(976)
Net loss	$(49,183)	$(50,214)	$(75,550)

Net loss per share attributable to common shareholders, basic and diluted	$(0.61)	$(0.68)	$(1.95)
Weighted average shares of common stock outstanding, basic and diluted	80,985	73,345	38,692

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net loss	$(49,183)	$(50,214)	$(75,550)
Other comprehensive income (loss) — Foreign currency translation	1,380	(374)	(2,683)
Total comprehensive loss	$(47,803)	$(50,588)	$(78,233)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)

(In thousands, except per share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	101,786,205	$370,921	5,992,293	$1	$18,121	$338	$(412,052)	$(393,592)
Proceeds from initial public offering, net of underwriting discounts			8,625,000	1	192,509			192,510
Initial public offering costs					(3,425)			(3,425)
Conversion of preferred stock to common stock	(101,776,205)	(370,854)	50,888,014	5	370,849			370,854
Shares tendered for cashless redemption			(613,567)		(11,589)			(11,589)
Exercise of stock options			1,373,962		10,478			10,478
Exercise of warrants			570,000		5,783			5,783
Stock-based compensation expense					15,950			15,950
Repurchase of shares	(10,000)	(67)	(104,847)		(1,738)			(1,738)
Loss on translation adjustment						(2,683)		(2,683)
Shares issued to purchase intangible assets			37,708		2,555			2,555
Net loss							(75,550)	(75,550)
Balance at December 31, 2018	—	—	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Proceeds from common stock offering, net of underwriting discounts			4,133,984		274,705			274,705
Public offering costs					(1,198)			(1,198)
Impact of adoption of new accounting pronouncements - ASC 606							27,622	27,622
Exercise of stock options			5,924,142	1	58,019			58,020
Shares tendered for cashless redemption of stock-based awards			(16,517)		(1,183)			(1,183)
Vesting of restricted stock units			52,827					—
Stock-based compensation expense					34,400			34,400
Shares issued under employee stock purchase plan			506,897		12,293			12,293
Shares issued to purchase intangible assets			77,724		98			98
Loss on translation adjustment						(374)		(374)
Net loss							(50,214)	(50,214)
Balance at December 31, 2019	—	—	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Proceeds from common stock offering, net of underwriting discounts			4,527,558	1	556,311			556,312
Public offering costs					(701)			(701)
Exercise of stock options			2,518,572		39,946			39,946
Vesting of restricted stock units			308,754					—
Stock-based compensation expense					48,570			48,570
Shares issued under employee stock purchase plan			157,705		11,337			11,337
Shares issued related to business combination earnouts			89,318		7,500			7,500
Shares issued to purchase intangible assets			1,191		87			87
Shares issued for acquisitions of businesses			7,009		1,190			1,190
Gain on translation adjustment						1,380		1,380
Net loss							(49,183)	(49,183)
Balance at December 31, 2020	—	—	85,057,727	$9	$1,640,867	$(1,339)	$(559,377)	$1,080,160

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(49,183)	$(50,214)	$(75,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	48,170	34,349	15,921
Depreciation and amortization	20,233	15,807	12,802
Asset impairments	794	—	—
Goodwill impairment	—	—	9,174
Deferred income tax benefit	(9,419)	(223)	(1,294)
Amortization of deferred rent	—	—	190
Non-cash operating lease costs	8,111	5,000	—
Non-cash change in earnout liabilities	(2,325)	(1,043)	(402)
Non-cash bad debt expense (recovery)	2,063	1,367	(288)
Other	(230)	104	708
Changes in operating assets and liabilities:
Trade accounts receivable	(17,921)	(12,862)	(13,508)
Prepaid expenses and other current assets	(3,333)	(3,544)	(4,850)
Deferred commissions	(12,454)	(19,149)	—
Other noncurrent assets	(2,843)	(1,265)	(808)
Trade payables	8,026	5,783	(4,419)
Accrued expenses	23,979	16,246	15,266
Deferred revenue	39,254	37,558	42,422
Operating lease liabilities	(10,304)	(5,764)	—
Deferred rent	—	—	1,723
Net cash provided by (used in) operating activities	42,618	22,150	(2,913)
Cash flows from investing activities:
Purchase of property and equipment	(4,501)	(7,885)	(14,373)
Capitalized software development costs	(4,159)	(2,295)	(1,110)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(368,198)	(30,310)	—
Cash paid for acquired intangible assets	(1,200)	(139)	(5,002)
Net cash used in investing activities	(378,058)	(40,629)	(20,485)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	556,312	274,705	192,510
Payments of deferred financing costs	(686)	(555)	(2,084)
Payments on credit facility	—	—	(63,000)
Proceeds from credit facility	—	—	23,000
Repayment of note payable	—	—	(234)
Proceeds from exercise of stock options	39,946	58,019	7,041
Proceeds from purchases of stock under employee stock purchase plan	11,337	12,293	—
Taxes paid related to net share settlement of stock-based awards	—	(1,183)	(2,365)
Repurchase of shares	—	—	(1,806)
Acquisition-related post-closing payments	(2,763)	—	—
Payments related to business combination earnouts	(3,760)	(375)	(1,523)
Payments related to asset acquisition earnouts	(65)	—	—
Net increase (decrease) in customer fund obligations	5,738	11,506	(118)
Net cash provided by financing activities	606,059	354,410	151,421
Foreign currency effect	(108)	(33)	255
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	270,511	335,898	128,278
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	491,333	155,435	27,157
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$761,844	$491,333	$155,435
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$673,593	$466,950	$142,322
Restricted cash	57,653	—	—
Restricted cash equivalents—funds held from customers	30,598	24,383	13,113
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$761,844	$491,333	$155,435

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$122	$2,495
Cash paid for operating lease liabilities	14,492	9,784	—
Cash paid for income taxes	1,155	1,121	390

Non-cash investing and financing activities:
Stock issued related to business combinations	$8,690	$—	$—
Accrued purchase price related to acquisitions	69,600	4,902	—
Accrued value of earnout related to acquisitions of businesses	34,468	15,351	—
Property and equipment purchased under tenant improvement allowance	—	—	1,062
Accrued purchase of intangible assets	716	147	116
Property and equipment additions in accounts payable and accrued expenses	837	768	729
Deferred financing costs in accounts payable and accrued expenses	15	—	100
Fair value of common stock issued to purchase intangible assets	87	98	2,555
Cashless exercises of options and warrants	—	5	9,224
Cashless redemptions of options and warrants	—	98	11,589
Operating lease right-of-use assets in exchange for lease obligations	11,835	15,861	—
Stock-based compensation costs capitalized to internally developed software	430	51	29

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with transaction tax requirements worldwide. The Company offers a broad and growing suite of compliance solutions primarily for transaction taxes, such as sales and use tax, VAT, fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, and communications tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries outside of the U.S. in Brazil, Canada, Europe, and India that provide business development, software development, and support services.

2. Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Prior Period Restatements

Certain prior period amounts on the consolidated statements of cash flows have been restated in connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18"), as discussed below.

Impact on Previously Reported Results

During the fourth quarter of 2020, management concluded there was an immaterial error in the Company’s presentation and classification of funds held from customers in the consolidated statements of cash flows for the first three quarters of 2020 and for the four quarters and years ended December 31, 2019 and 2018, impacting previously reported quarterly and annual statements of cash flows. The error related to the adoption of ASU 2016-18, which amends previous guidance to address the classification and presentation of changes in restricted cash and restricted cash equivalents in the consolidated statements of cash flows. Historically, the Company presented the change in funds held from customers as a separate caption within Investing Activities in the consolidated statements of cash flows. While not legally or otherwise contractually restricted, the Company has since concluded that funds held from customers are better classified as generally restricted under the accounting guidance and should be presented as restricted cash equivalents in the consolidated statement of cash flows.

The Company assessed the materiality of this presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The correction had no impact on the consolidated balance sheets, consolidated statements of operations, or the consolidated statements of comprehensive loss. To correct this classification error, amounts previously reported as investing activities for the changes in funds held from customers for the years ended December 31, 2019 and 2018 are reported as restricted cash equivalents in the consolidated statement of cash flows. Accordingly, the Company has revised the previously reported financial information in this Annual Report on Form 10-K to correct the immaterial error for the years ended December 31, 2019 and 2018.

The following table presents the consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	December 31,
	2019			2018
	As Previously Reported	ASU 2016-18 Adjustments	As Corrected	As Previously Reported	ASU 2016-18 Adjustments	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Other	$340	$(236)	$104	$559	$149	$708
Net cash provided by operating activities	22,386	(236)	22,150	(3,062)	149	(2,913)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	(11,506)	11,506	—	118	(118)	—
Net cash used in investing activities	(52,135)	11,506	(40,629)	(20,367)	(118)	(20,485)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	324,628	11,270	335,898	128,247	31	128,278
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	142,322	13,113	155,435	14,075	13,082	27,157
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$466,950	$24,383	$491,333	$142,322	$13,113	$155,435

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. In each of 2020, 2019, and 2018, approximately 6% of the Company’s revenues were generated outside of the United States, respectively. As of December 31, 2020 and 2019, approximately 27% and 23%, respectively, of the Company’s long-lived assets were held outside of the United States. As of both December 31, 2020 and 2019, approximately 9% of the Company’s long-lived assets were held in the United Kingdom. As of December 31, 2020 and 2019, approximately 15% and 14%, respectively, of the Company’s long-lived assets were held in India.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments related to revenue are described below in the Revenue Recognition Accounting Policy. Significant estimates impacting expenses include: expected credit losses associated with the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation and useful lives of acquired intangible assets; the valuation of the fair value of reporting units for analyzing goodwill; and the capitalization and useful life of capitalized software development costs. Actual results could materially differ from those estimates.

Risks and Uncertainties

The Company has incurred significant operating losses since its inception, including net losses of $49.2 million, $50.2 million, and $75.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company had an accumulated deficit of $559.4 million and $510.2 million as of December 31, 2020 and 2019, respectively. The Company believes that its cash and cash equivalents of $673.6 million as of December 31, 2020 is adequate to satisfy its current obligations.

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

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash equivalents, trade accounts receivable, trade payables, and accrued expenses, due to their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid securities with original maturities of three months or less and are carried at cost, which approximates market value given their short-term nature.

Restricted Cash

Restricted cash represents cash that is segregated from the Company’s operating funds and is held to satisfy holdback liabilities related to the TTR acquisition that are payable up to three years following the acquisition (see note 5).

Customer Funds Assets and Obligations

Funds Held from Customers (Assets)

The Company maintains trust accounts with FDIC-insured financial institutions, which allows customers to outsource their tax remittance functions to the Company. The Company has legal ownership over the accounts utilized for this purpose. Funds held from customers are not commingled with the Company’s operating funds but are typically deposited with funds also held on behalf of other customers. Funds held from customers represent restricted cash equivalents that, based upon the Company’s intent, are restricted solely for satisfying the obligations to remit funds relating to the Company’s tax remittance services. Following the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash equivalents along with the cash and cash equivalents balance for presentation in the consolidated statements of cash flows. Changes in customer funds assets account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

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

Receivables from customers deemed uncollectible are charged against a separate allowance for doubtful accounts. The allowance against receivables from customers is a result of the Company assuming credit risk associated with its customers’ tax remittance obligations. The table below details the allowance against receivables from customers (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$270	$198	$666
Charged to expense	693	166	(83)
Write-offs	(370)	(94)	(385)
Balance at the end of the year	$593	$270	$198

Customer Funds Obligations

Customer funds obligations represent the Company’s contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Changes in customer funds obligations liability are presented as cash flows from financing activities.

Trade Accounts Receivable

Trade accounts receivable represent amounts due from customers when the Company has invoiced the customer and has not yet received payment. An invoice is issued when the customer is contractually obligated to pay for software subscriptions and/or services. Trade accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses in existing trade accounts receivable. The allowance for doubtful accounts is based on the assessment of collectability. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering several factors, including the age of each outstanding invoice, the collection history of customers, current economic conditions, and forecasted economic conditions. Trade accounts receivable are recorded to bad debt expense when deemed uncollectible.

The table below details the allowance for doubtful accounts (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$1,179	$521	$905
Additions	4,412	1,201	(183)
Write-offs	(1,608)	(543)	(201)
Balance at the end of the year	$3,983	$1,179	$521

Additions to the allowance are charged to expense to the extent that revenue has been recognized for a contract. Amounts not yet recognized in revenue are charged to deferred revenue. The allowance for doubtful accounts increased during 2020 due primarily to a higher estimate of credit losses resulting from a less favorable economic outlook for certain customer segments because of the COVID-19 pandemic.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, accounts receivable, and funds held from customers, which are held in financial institutions management believes have a high credit standing. To manage credit risk related to accounts receivable, the Company evaluates customers’ financial condition and generally collateral is not required.

As of December 31, 2020 and 2019, there were no customers that represented more than 10% of the Company’s net trade accounts receivable or more than 10% of the Company’s revenue in any of the periods presented.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is computed on the straight-line method over the estimated useful life of the asset or the lease term (for leasehold improvements), whichever is shorter.

Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed, and any resulting gain or loss is recorded in the consolidated statements of operations. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s software engineering, product development, and quality assurance, including salaries, benefits, bonuses and stock-based compensation, third-party contractors, and allocated overhead. Expenditures for research and development are expensed as incurred.

Software Capitalization

Software development costs for hosting customer transactions (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, $4.2 million, $2.3 million, and $1.1 million of software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 3 to 6 years.

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

Acquisitions and Goodwill

The Company’s identifiable assets acquired and liabilities assumed in a business combination are recorded at their acquisition date fair values, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Critical estimates in valuing intangible assets include, but are not limited to:

•	future expected cash flows from customer agreements, customer lists, distribution agreements, non-compete agreements, and proprietary content and technology;
•	assumptions about the length of time the brand will continue to be used in the Company’s suite of solutions;

•	royalty rates used to estimate the fees that could be charged to license the proprietary content and technology; and
•	discount rates used to determine the present value of recognized assets and liabilities.

The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the years ended December 31, 2020 or 2019. A goodwill impairment of $9.2 million was recorded for the year ended December 31, 2018 (See Note 7).

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded income from decreases in the fair value of earnout liabilities related to business combinations of $2.3 million, $1.0 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively (See Note 3).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. An impairment of the Company’s operating lease right-of-use assets and related property and equipment of $0.8 million was recorded in 2020 (see Note 3). The impairment charge is recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020. No impairment of long-lived assets occurred in 2019. In 2018, the Company evaluated the long-lived intangible assets in the Company’s Brazilian reporting unit for impairment due to an interim triggering event, which resulted in a goodwill impairment charge (See Note 7). No impairment of long-lived assets (other than goodwill), including those in the Brazilian reporting unit, occurred in 2018.

Acquired Intangible Assets

Acquired intangible assets consist of developed technology, including in-process research and development (“IPR&D”), customer relationships, backlog, database content, noncompetition agreements, and tradenames and trademarks, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. IPR&D is initially capitalized at fair value as a developed technology intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, it is amortized over the asset’s estimated useful life.

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

Revenue Recognition – ASC 606

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Beginning January 1, 2019, the Company’s revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers, which the Company adopted on a modified retrospective basis.

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

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using the Company’s cloud-based solutions, which include tax calculation and compliance management services, preparing and filing transaction tax returns on behalf of customers, and tax content subscription services. Under most of the Company’s subscription agreements, customers select a price plan that includes an allotted maximum number of transactions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, the Company will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis. Fees paid for subscription services to tax content vary depending on the volume of tax information accessible to the customer.

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

Professional Services Revenue

The Company generates professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and backfiling services. Additionally, the Company provides configurations, data migrations, integration, and training for its subscriptions and returns products. The 2020 acquisitions of TTR and Business Licenses (see Note 5) expanded the scope of professional services to include business licenses and registration services and tax refund claims and recovery assistance.  The Company invoices for professional service arrangements on a fixed fee, milestone, or time and materials basis. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

Integration and Referral Partner Commissions

The Company utilizes independent partners to build and maintain integrations for broad range of business applications, such as accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. These integrations link the business application to the Company’s cloud-based software solutions. Integration partners are paid a commission based on a percentage of the sales that use the integration. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales.

Referral partners bring new customers to the Company and earn a commission that is based on a percentage of the first-year sales. Some of the Company’s integration partners also refer customers that have purchased the partner’s business application.

The Company recognizes commissions related to integration and referral partners when a binding customer order is placed. Beginning January 1, 2019, the Company defers the portion of partner commissions costs that are considered a cost of obtaining a new contract with a customer and amortizes these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. The Company expenses the remaining partner commissions as incurred. The Company classifies these costs as sales and marketing expenses. For 2020, 2019 and 2018, partner commission expense totaled $30.2 million, $22.0 million, and $21.7 million, respectively.

An immaterial portion of the Company’s revenue is generated from sales made directly by integration partners, rather than through the Company. For these transactions, the Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the Company’s solution, or on a net basis, which is the customer payment less partner commissions. The Company has determined that a gross presentation is appropriate for revenue generated through these integration partners, because the Company is the primary provider of services to the end customers and is the primary obligor in these relationships. In addition, the Company has customer credit risk for non-payment and the Company has latitude in establishing and negotiating prices on transactions from these sources.

Cost of Revenue

Cost of revenue consists of personnel and related expenses for providing the Company’s solutions and supporting its customers, including salaries, benefits, bonuses, and stock-based compensation, tax content, depreciation of capitalized software development costs, amortization of acquired developed technology intangible assets, direct costs and allocated costs associated with information technology such as data center and software hosting costs, tax content maintenance, and certain services provided by third parties. Cost of revenue also includes allocated rent and overhead.

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs as sales and marketing expenses. Advertising expenses were $24.3 million, $20.2 million, and $18.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Leases are classified at commencement as either operating or finance leases. All the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

At commencement, the Company records an operating lease liability at the present value of future lease payments, net of any future lease incentives to be received. Lease agreements may include cancellable future periods subject to termination or extension options, which are not included in the future lease payments unless it is reasonably certain the Company will continue to utilize the asset for those periods. The discount rate used to determine the present value is the Company’s incremental borrowing rate (“IBR”) unless the interest rate implicit in the lease is readily determinable. Since the Company’s leases do not have an implicit interest rate that is readily determinable, the Company used the IBR as the discount rate for all leases. The IBR is an estimate of the Company’s collateralized borrowing rate, and is estimated based on information available at the lease commencement date, including the lease term and the currency in which the arrangement is denominated. At commencement, a corresponding right-of-use asset is recorded, which is calculated based on the amount of the operating lease liability, adjusted for any advance lease payments paid, initial direct costs incurred, or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets (see Note 3).

The Company does not record right-of-use assets or operating lease liabilities for leases with initial terms of 12 months or less and does not separate nonlease components from the associated lease components for real estate leases. The primary impact of this policy election is that included in the calculation of operating lease liabilities are any fixed and noncancelable future payments due under the contract for items such as common area maintenance, utilities, parking, and other costs. Lease-related costs, which are variable rather than fixed, are expensed in the period incurred. Variable lease costs consist primarily of common area maintenance and utilities costs for the Company’s office spaces that are due based on the actual costs incurred by the landlord. Lease payments that depend on an index or a rate are measured using the index or rate at the commencement date and are included in operating lease costs. Subsequent increases to lease payments due to a change in the index or rate are expensed as a variable lease cost.

The Company accounts for subleases from the perspective of a lessor and evaluates the duration of subleases based on the reasonable certainty of any sublessor termination and extension options, as well as the lease term for the underlying asset. The Company has two subleases classified as operating leases. For subleases classified as operating leases, the Company records sublease income as a reduction of lease expense on the straight-line method over the lease term.

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

Employee Benefit Plan

The Company offers a salary deferral 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their annual compensation, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make matching contributions, subject to certain limitations. The Company contributed $3.6 million, $3.8 million, and $0.8 million to the plan in 2020, 2019, and 2018, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each stock option, RSU, or purchase right issued under the Company’s ESPP at the date of grant. The fair value of stock options and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU is determined using the fair value of the Company’s underlying common stock on the date of grant. The Company accounts for forfeitures as they occur.

Deferred Financing Costs

Deferred financing costs, consisting primarily of legal, accounting, printing and filing services, and other direct fees and costs related to public offerings of common stock, are capitalized. The deferred financing costs related to the Company’s public offerings of common stock were offset against proceeds from those offerings upon the closing in June 2018, June 2019 and August 2020, respectively.

Recently Issued Accounting Pronouncements

Prior to December 31, 2019, the Company qualified as an Emerging Growth Company (“EGC”) as defined in the JOBS Act, which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company had previously elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who were required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Effective December 31, 2019, the Company no longer qualified as an EGC and adopted accounting pronouncements at dates applicable to public companies.

Recently Adopted Accounting Standards

ASU No. 2016-18

In November 2016, the FASB issued ASU 2016-18, which provides amendments to address the classification and presentation of changes in restricted cash in the statement of cash flows. During the fourth quarter of 2020, the Company adopted ASU 2016-18, which was effective for the Company on December 31, 2019, when the Company no longer qualified as an EGC. This guidance requires that the consolidated statements of cash flows explain the change during the reporting period of the totals of cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The company applied the guidance retrospectively to each period presented in this Annual Report on Form 10-K for the year ended December 31, 2020. The impact of adoption resulted in an adjustment to the consolidated statements of cash flows to include funds held from customers as a component of cash, cash equivalents, restricted cash and restricted cash equivalents. The adoption of ASU-2016-18 did not have an impact on the Company’s consolidated statements of operations or consolidated balance sheets. See prior period restatements discussed above.

ASU No. 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, related to credit losses, which provides amendments and requires the measurements of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. This guidance replaces the incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance in ASU No. 2016-13 is required for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public business entities. The Company adopted this guidance on January 1, 2020. The adoption, which impacted the Company’s allowance for doubtful accounts, did not have a significant impact on the consolidated financial statements.

ASU No. 2018-15

In August 2018, the FASB issued ASU No. 2018-15, related to implementation costs incurred in a cloud computing arrangement that is a service contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the software hosting arrangement. The guidance in ASU No. 2018-15 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, for public business entities. The Company adopted this guidance on January 1, 2020 with prospective application, as permitted by the ASU. For the year ended December 31, 2020, the Company capitalized $3.1 million of implementation costs. As of December 31,

2020, there was $2.6 million recorded in other noncurrent assets and $0.3 million recorded in prepaid expenses and other current assets on the consolidated balance sheet.

New Accounting Standards Not Yet Adopted

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2021 and does not expect that the adoption of this new guidance will have a material effect on its consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$649,603	$649,603	$—	$—
Earnout related to business combinations	34,501	—	—	34,501

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$458,248	$458,248	$—	$—
Earnout related to business combinations	13,808	—	—	13,808

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

The Company estimates the fair value of earnout liabilities for business combinations using either probability-weighted discounted cash flows and Monte Carlo simulations or a scenario-based approach. The earnout liability associated with the 2020 acquisition of Transaction Tax Resources, Inc. (“TTR”) is based on the achievement of specific revenue growth thresholds through December 2022. As of December 31, 2020, the earnout liability associated with the acquisition of TTR was valued utilizing a discount rate of 15%. The TTR discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity and asset betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. The earnout liability associated with the 2020 acquisition of Business Licenses, LLC (“Business Licenses”) is based on the achievement of certain performance metrics through November 2024. As of December 31, 2020, the earnout liability associated with the acquisition of Business Licenses was valued utilizing a discount rate of 3.3% based on the Company’s estimated pre-tax cost of debt. The Business Licenses earnout was assumed by management to have a high probability of achievement.

The earnout liability associated with the 2019 acquisition of Portway International Inc. (“Portway”) is based on the achievement of specific revenue and operating metrics through January 2021. As of December 31, 2020, the operating metrics were achieved, but the revenue metrics are not projected to be met, which resulted in a decrease to the carrying value of the earnout liability during the year ended December 31, 2020. The earnout periods for the 2019 acquisitions of Compli, Inc. (“Compli”) and Indix Corporation (“Indix”) ended as of January 31, 2020 and February 6, 2020, respectively. Additional information regarding payments of earnout liabilities that occurred during the twelve months ended December 31, 2020 is included in Note 5.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Earnout liabilities:
Balance beginning of period	$13,808	$—
Fair value recorded at acquisition	34,468	15,351
Payments of earnout liabilities	(11,450)	(500)
Total unrealized net (gain) loss included in other (income) expense, net	(2,325)	(1,043)
Balance end of period	$34,501	$13,808

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, long-lived assets and deferred revenue, and the Company’s liabilities for the accrued purchase price related to acquisitions, are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. During the year ended December 31, 2020, assets acquired and liabilities assumed in business combinations, including trade accounts receivable, property and equipment, intangible assets, and deferred revenue, were measured at fair value on the date of the acquisition. In addition, certain operating lease right-of-use assets were measured at fair value on the date of acquisition or the date of lease commencement or modification, as applicable. In 2020, operating lease right-of-use assets and associated property and equipment with a total carrying value of $1.1 million was written down to fair value of $0.3 million, resulting in a $0.8 million impairment charge in the year ended December 31, 2020. There were no additional fair value measurements of these assets during 2020 or 2019, except as discussed in Note 5.

During 2020, the Company vacated certain leased offices in the U.S., which management does not intend to sublease. Since the Company does not expect to derive future economic benefits from the operating lease right-of-use assets, the associated carrying value was reduced to zero in accordance with ASC 360, resulting in a $0.5 million impairment in the year ended December 31, 2020. The impairment charge is included in general and administrative expenses in the consolidated statements of operations.

Also, during 2020, the Company vacated its leased office in Toronto, Canada and is currently seeking a tenant to sublease. Due to declining commercial real estate markets, primarily as a result of the COVID-19 pandemic, management concluded the lease costs may not be fully recoverable by a sublease. As a result of this triggering event, the Company performed an impairment test which resulted in a $0.3 million impairment of the operating lease right-of-use asset and associated property and equipment. The impairment charge is included in general and administrative expenses in the consolidated statements of operations. The fair value of the operating lease right-of-use asset and associated property and equipment was estimated using an income approach to convert market expectations of future sublease cash inflows and outflows to a single present value, which is a Level 3 measurement. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the assets. The discount rate applied to the estimated future cash flows for the Toronto, Canada lease was 8.0%. The income approach relies on management judgment regarding the various inputs to the undiscounted cash flow forecast.

4. Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	December 31,	December 31,
	Life (Years)	2020	2019
Computer equipment and software	3 to 5	$15,749	$15,636
Internally developed software	3 to 6	10,438	5,948
Furniture and fixtures	5	6,651	6,589
Office equipment	3 to 5	1,006	1,058
Leasehold improvements	1 to 10	29,928	28,984
		63,772	58,215
Accumulated depreciation		(29,059)	(23,218)
Property and equipment—net		$34,713	$34,997

Depreciation expense was $9.6 million, $8.7 million, and $6.8 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid expenses	$13,968	$11,064
Accrued investment income	10	565
Deposits	2,557	197
Other	3,563	2,301
Total	$20,098	$14,127

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll and related taxes	$7,903	$3,985
Accrued federal, state, local, and foreign taxes	4,338	2,635
Accrued bonus	29,518	20,206
Self-insurance reserves	1,563	2,238
Employee stock purchase plan contributions	5,927	4,716
Accrued sales commissions	5,563	5,397
Accrued partner commissions	9,173	7,043
Contract liabilities	10,134	5,197
Other	10,413	7,924
Total	$84,532	$59,341

5. Acquisitions of Businesses

Announced Pending Acquisition of Inposia

In December 2020, the Company signed a definitive agreement to acquire the outstanding equity of Inposia Solutions, GmbH (“Inposia”) for €30 million (approximately $37 million using the exchange rate on December 28, 2020) subject to certain purchase price adjustments and closing conditions. In connection with this agreement, the Company paid to Inposia shareholders a $2.4 million down payment, which is recorded in prepaid and other current assets. The Company expects the transaction to close in the first half of 2021.

October 2020 Acquisition of Transaction Tax Resources

On October 5, 2020, the Company acquired the outstanding equity of TTR under a Merger Agreement (the “TTR Merger”). TTR is a leading provider of tax content, research, consulting and automation tools in the U.S., with products that include software solutions for companies and governments. As a result of the acquisition, the Company expanded its tax content, added new product offerings, and reached new customer segments. The Company accounted for the TTR Merger as a business combination. Acquisition-related costs of $1.0 million for the year ended December 31, 2020 were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

The total consideration related to this transaction was $367.2 million, consisting of $294.0 million in cash paid at closing, acquisition holdbacks with a fair value upon acquisition of $57.5 million, and an earnout provision with a fair value upon acquisition of $15.7 million. The acquisition holdbacks represent the present value of an additional $57.6 million of cash to be paid up to three years following the acquisition, subject to reduction for certain indemnifications and other potential obligations of the TTR shareholders, discounted utilizing a risk-free discount rate of 0.13%. The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, with $19.9 million included in current portion and $37.7 million included in noncurrent portion on the consolidated balance sheet as of December 31, 2020. The earnout is payable to TTR’s founder and shareholder no later than February 2023. The maximum earnout payment is $26.4 million and is based on the achievement of certain TTR revenue growth performance metrics during the 2021 and 2022 fiscal years. The potential amount of all future payments that could be required under the earnout is between $0 and $26.4 million. The earnout was recognized at fair value at the date of the business combination and is recorded in accrued earnout liabilities, non-current portion on the consolidated balance sheet as of December 31, 2020. The earnout liability is adjusted to fair value quarterly (see Note 3).

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the TTR Merger as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Cash and cash equivalents	$2,294
Trade accounts receivable	5,966
Other current assets	93
Operating lease right-of-use assets	1,760
Property and equipment	848
Developed technology, customer relationships, and other intangibles	49,000
Goodwill	327,039
Total assets acquired	387,000
Liabilities assumed:
Trade payables and accrued expenses	731
Deferred revenue	8,500
Operating lease liabilities	1,760
Deferred tax liability	8,775
Total liabilities assumed	19,766
Net assets acquired	$367,234

The estimated fair values for customer relationships, contract backlog, and earnout liability are preliminary in nature and subject to adjustments, when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the TTR Merger was $7.2 million and was recorded at $6.0 million on the date of acquisition to approximate the fair value. The fair value of deferred revenue was estimated using the income approach, utilizing a bottom-up method that estimated the costs required to support the remaining obligations plus an assumed profit margin, and discounted to present value utilizing a risk-adjusted discount rate of 3.5%.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the TTR Merger is 4.8 years. The weighted-average amortization period for developed technology intangibles acquired in the TTR Merger is 4.0 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the TTR Merger are provided in the below table (in thousands):

Intangible	Preliminary Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$26,000	Multi-period excess earnings-income approach	18%	6 years
Developed technology	9,600	Relief from royalty-income approach and replacement cost method-cost approach	17% to 18%	3 to 6 years
Tradename	5,800	Relief from royalty-income approach	17%	2 years
Contract backlog	5,800	Multi-period excess earnings-income approach	17%	3 years
Noncompetition agreements	1,800	With-and-without valuation-income approach	19%	5 years

The excess of the purchase price over the net identified tangible and intangible assets is $327.0 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

For the period from the date of the TTR acquisition through December 31, 2020, revenue was $4.5 million and pre-tax loss was $3.2 million from the TTR business. The pre-tax loss includes $3.5 million of amortization expense from the intangible assets acquired.

November 2020 Acquisition of Business Licenses

On November 5, 2020, the Company acquired substantially all of the assets of Business Licenses under an Asset Purchase Agreement (“the Business Licenses Purchase”). Business Licenses is a leading provider of license content, software, management, and services that automate and streamline business license compliance for companies of all sizes. As a result of the acquisition, the Company expanded its product offerings to include complementary compliance solutions beyond tax, such as business licenses and registrations. The Company accounted for the Business Licenses Purchase as a business combination. Acquisition-related costs of $0.5 million for the year ended December 31, 2020, primarily for legal and due-diligence related fees, were recorded in general and administrative expense.

The total consideration transferred related to this transaction was $95.0 million, consisting of $64.9 million paid in cash at closing, an acquisition holdback with a fair value upon acquisition of $11.4 million, and an earnout provision with a fair value upon acquisition of $18.7 million. The acquisition holdback represents the present value of an additional $11.4 million of cash to be paid after eighteen months to Business Licenses’ shareholders, subject to reduction for certain indemnification obligations, discounted utilizing a risk-free discount rate of 0.13%. The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, noncurrent portion on the consolidated balance sheet as of December 31, 2020. The maximum earnout payment of up to $20.7 million will be paid, in shares of the Company’s common stock, to Business Licenses’ shareholders following the achievement of certain Business Licenses operating performance metrics during the next four years. The potential amount of all future payments that could be required under the earnout is between $0 and $20.7 million. The earnout was originally recognized at fair value at the date of the business combination and is recorded as an accrued earnout liability in contingent consideration, noncurrent portion on the consolidated balance sheet as of December 31, 2020. The earnout liability is adjusted to fair value quarterly (see Note 3).

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Business Licenses Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Cash and cash equivalents	$120
Trade accounts receivable	1,326
Customer fund assets	1,074
Other current assets	101
Operating lease right-of-use assets	1,644
Property and equipment	87
Developed technology, customer relationships, and other intangibles	19,525
Goodwill	73,775
Other noncurrent assets	31
Total assets acquired	97,683
Liabilities assumed:
Accrued expenses	56
Customer fund obligations	1,028
Operating lease liabilities	1,644
Total liabilities assumed	2,728
Net assets acquired	$94,955

The estimated fair value for the earnout liability is preliminary in nature and subject to adjustments, when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Business Licenses Purchase approximate the fair value.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Business Licenses Purchase is 5.3 years. The weighted-average amortization period for developed technology intangibles acquired in the Business Licenses Purchase is 3.1 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Business Licenses Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$15,000	Multi-period excess earnings-income approach	19.5%	6 years
Developed technology	3,625	Relief from royalty-income approach and replacement cost method-cost approach	19.5%	1 to 5 years
Noncompetition agreements	500	With-and-without valuation-income approach	19.5%	5 years
Tradename	400	Relief from royalty-income approach	19.5%	1 year

The excess of the purchase price over the net identified tangible and intangible assets is $73.8 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Business Licenses acquisition through December 31, 2020, revenue was $1.8 million and pre-tax loss was $0.6 million from the Business Licenses business. The pre-tax loss includes $0.7 million of amortization expense from the intangible assets acquired.

December 2020 Acquisition of Impendulo

On December 1, 2020, the Company acquired the shares of Impendulo (“the Impendulo Purchase”). Impendulo is a London-based provider of insurance tax compliance solutions and offers insurance tax compliance management technology and services, specializing in support for multi-national insurance companies. With the acquisition of Impendulo, the Company expands its product offerings to include insurance premium tax compliance. The Company accounted for the Impendulo Purchase as a business combination. Acquisition-related costs of $0.6 million for the year ended December 31, 2020 were primarily for legal fees and were recorded in general and administrative expense.

The total consideration transferred related to this transaction was $13.6 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $0.7 million that was accrued for cash payable to the sellers in the first quarter of 2021 based on final revenue metrics achieved up to the date of acquisition.

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Impendulo Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Cash and cash equivalents	$1,347
Accounts receivable	371
Other assets	147
Developed technology, customer relationships, and other intangibles	3,617
Goodwill	10,217
Total assets acquired	15,699
Liabilities assumed:
Trade payables and accrued expenses	663
Deferred revenue and contract liabilities	694
Deferred tax liability	745
Total liabilities assumed	2,102
Net assets acquired	$13,597

The estimated fair value for customer relationships is preliminary in nature and subject to adjustment, when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Impendulo Purchase approximate the fair value. The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Impendulo Purchase is 5.9 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Impendulo Purchase are provided in the below table (in thousands):
Intangible	Preliminary Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationship	$2,964	Multi-period excess earnings-income approach	20%	6 years
Developed technology	616	Relief from royalty-income approach	20%	6 years
Tradename	37	Relief from royalty-income approach	20%	1 year

The excess of the purchase price over the net identified tangible and intangible assets is $10.2 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

For the period from the date of the Impendulo acquisition through December 31, 2020, revenue was $0.2 million and pre-tax loss was $0.1 million from the Impendulo business. The pre-tax loss includes $0.1 million of amortization expense from the intangible assets acquired.

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

July 2019 Acquisition of Portway

On July 31, 2019, the Company completed the acquisition of substantially all the assets of Portway under an Asset Purchase Agreement (the “Portway Purchase”). Portway is a provider of Harmonized System classifications and outsourced customs brokerage services. The Company accounted for the Portway Purchase as a business combination. As a result of the acquisition, the Company expanded its cross-border solutions. Acquisition-related costs of $0.2 million for the year ended December 31, 2020 were primarily for legal fees.

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

The earnout is based, in part, on two operating metric targets with a maximum payout of $7.5 million. The remainder of the earnout is based on certain revenue targets with a maximum payout of $2.5 million. Pursuant to the Portway Purchase, the shares will be transferred to the seller when the criteria under each provision are satisfied. During the year ended December 31, 2020, 89,318 shares of common stock (with a $7.5 million value under the Portway Purchase) were transferred to the seller to settle both operating metric targets of the earnout. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3). The remaining earnout liability related to the revenue targets was determined to be zero as of December 31, 2020, and the remaining shares are expected to be forfeited and cancelled in the first quarter of 2021.

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Avalara, TTR, Business Licenses, and Impendulo (which are considered relevant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of January 1, 2019. The unaudited pro forma financial information presented also includes certain business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, but does not include the fair value adjustment for deferred revenue and contract liabilities. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place as of January 1, 2019.

	For the Year Ended December 31,
	2020	2019
Total revenues	$533,598	$414,999
Net income (loss)	(59,955)	(53,727)

6. Revenues

See Note 2 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenue (U.S.):
Subscription and returns
Tax calculations	$257,680	$203,584	$147,847
Tax returns and compliance management	178,318	127,815	91,239
Interest income on funds held for customers	829	3,213	1,055
Total subscription and returns	436,827	334,612	240,141
Professional services	32,474	24,399	15,126
Total revenue (U.S.)	469,301	359,011	255,267
Total revenue (non-U.S.)	31,268	23,410	16,831
Total revenue	$500,569	$382,421	$272,098

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified by the Company as current and non-current deferred revenue. To the extent that a contract does not exist, as defined by ASC 606 (e.g. customer agreements with non-standard termination rights), these liabilities are classified as contract liabilities. Contract liabilities are transferred to deferred revenue at the point in time when the criteria that establish the existence of a contract are met.

Contract Liabilities

A summary of the activity impacting the contract liabilities during the years ended December 31, 2020 and 2019 is presented below (in thousands):

	For the Year Ended December 31,
	2020	2019
Contract liabilities:
Balance beginning of period	$5,197	$—
Adoption of ASC 606	—	2,090
Contract liabilities transferred to deferred revenue	(11,151)	(6,938)
Addition to contract liabilities	16,088	10,045
Balance end of period	$10,134	$5,197

As of December 31, 2020, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2020 and 2019 is presented below (in thousands):

	For the Year Ended December 31,
	2020	2019
Deferred revenue:
Balance beginning of period	$161,241	$134,653
Adoption of ASC 606	—	(11,250)
Revenue recognized	(500,569)	(382,421)
Additional amounts deferred	549,018	420,259
Balance end of period	$209,690	$161,241

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the years ended December 31, 2020 and 2019 is presented below (in thousands):

	For the Year Ended December 31,
	2020	2019
Deferred commissions:
Balance beginning of period	$38,416	$—
Adoption of ASC 606	—	19,267
Additional commissions deferred	23,935	26,403
Amortization of deferred commissions	(11,481)	(7,254)
Balance end of period	$50,870	$38,416

As of December 31, 2020, $12.2 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the year ended December 31, 2020 or 2019. There were no assets recognized related to the costs to fulfill contracts during the year ended December 31, 2020 or 2019 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of December 31, 2020, amounts allocated to these additional contractual obligations to which enforceable rights exist are $46.5 million, of which $46.0 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7. Intangible Assets

Intangible assets consisted of the following (in thousands):

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513

(1)	Developed technology intangible assets include in-process research and development (“IPR&D”) of $0.6M as of December 31, 2020, which is not subject to amortization.

		December 31, 2019
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 to 10	$20,390	$(11,403)	$8,987
Developed technology	3 to 8	36,422	(22,659)	13,763
Noncompetition agreements	3 to 5	777	(612)	165
Tradename and trademarks	1 to 4	452	(435)	17
		$58,041	$(35,109)	$22,932

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $10.7 million, $7.1 million, and $6.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Future amortization expense as of December 31, 2020, related to these finite-lived intangible assets subject to amortization is expected to be as follows (in thousands):

Years Ending December 31
2021	$23,676
2022	19,467
2023	15,190
2024	11,578
2025	8,988
Thereafter	7,014
$85,913

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023.

Total consideration of $7.1 million, consisting of cash paid at closing, the fair value of the Company’s common stock on the date of the asset purchase, and the transaction costs incurred, was allocated to the acquired assets based on the relative fair value, consisting of a $6.6 million developed technology intangible asset that is amortized using an estimated useful life of 6 years and a $0.5 million current other receivable for a refundable tax credit owed to the Company related to transfer taxes paid to the Sellers. As future earnout payments become due, those costs will be capitalized as part of the developed technology asset and amortized over the remaining useful life. Through December 31, 2020, the sellers have earned approximately $1.0 million under the earnout provision since the acquisition date. An earnout liability of $0.7 million was recorded within the current portion of accrued earnout liabilities as of December 31, 2020 for the earnout periods ended June 30, 2020 and December 31, 2020 and is expected to be paid in cash to the sellers in the first quarter of 2021.

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2020, are summarized as follows (in thousands):

Balance—December 31, 2019	$101,224
Acquisition of Transaction Tax Resources	327,039
Acquisition of Business Licenses	73,775
Acquisition of Impendulo	10,217
Cumulative translation adjustments	979
Balance—December 31, 2020	$513,234

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

The Company had no goodwill associated with the Brazilian reporting unit in 2020 and 2019, and as such, no goodwill impairment test was necessary for the Brazil reporting unit as part of the 2020 annual impairment test. During the third quarter of 2018, the Company updated its long-term cash flow forecast for the Brazilian reporting unit to reflect recent performance indicators that suggested it will take longer to execute on the Company’s long-term strategies to achieve anticipated growth and cash flow objectives. The updated long-term cash flow forecast indicated a longer time horizon to positive cash flow, compared to the previous update in the fourth quarter of 2017. As a result, management concluded that there was an interim triggering event and performed an impairment test during the third quarter of 2018. This resulted in a $9.2 million impairment of the Brazilian goodwill reporting unit, which was recorded during the third quarter of 2018. The goodwill impairment charge is included in goodwill impairment in the consolidated statements of operations.

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

The Company had $17.6 million of accumulated goodwill impairment as of December 31, 2020 and 2019.

8. Leases

The Company has non-cancelable operating leases primarily for office facilities in the United States, Canada, Brazil, Europe and India that expire through 2029. The remaining operating leases are primarily comprised of leases of office equipment. As of December 31, 2020, the leases have remaining terms of 1.0 to 8.8 years, some of which include options to extend for up to 10 years after the initial term, and some of which include options to terminate within 2 years after the commencement date. Options to extend or terminate a lease which are not reasonably certain to be exercised are not included in the lease term or in the lease payments for purposes of determining the operating lease right-of-use asset and operating lease liability. As of December 31, 2020, the Company was reasonably certain it would exercise its option to extend its lease in McMinnville, OR and as such, the extension is recognized as part of the operating lease right-of-use asset and operating lease liability for that lease. The Company was not reasonably certain it would exercise its options to extend or terminate any of its other leases and as such, those options are not recognized as part of the operating lease right-of-use assets and operating lease liabilities. The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants. As of December 31, 2020, the Company does not have any finance leases.

An impairment of the Company’s operating lease right-of-use assets and property and equipment of $0.8 million was recorded in the third quarter of 2020 (see Note 3).

The following table presents future lease payments for long-term operating leases as of December 31, 2020 (in thousands):

Period	Operating Lease Commitments
2021	$15,379
2022	14,600
2023	14,067
2024	12,610
2025	10,010
Thereafter	15,171
Total	81,837
Less: Imputed interest	(13,873)
Total operating lease liabilities (1)	$67,964

(1)	Future lease payments have not been reduced by future sublease receipts of $2.4 million due under noncancelable subleases.

As of December 31, 2020, the Company had an operating lease for additional office space that had not yet commenced. Future non-cancelable lease payments associated with this agreement total $5.0 million, beginning December 2021 and is payable over lease terms of 6.3 years.

The following table presents supplemental balance sheet information related to operating leases recorded as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.8	6.7
Weighted average discount rate	6.6%	6.9%

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease costs	$12,766	$9,329
Variable lease costs	2,948	2,562
Short-term lease costs	1,722	1,065
Sublease income	(1,534)	(1,448)
Total lease cost, net	$15,902	$11,508

Under ASC 840, the previous lease standard, rent expense was $9.9 million and sublease income was $0.3 million for the year ended December 31, 2018.

9. Commitments and Contingencies

Commitments

The Company has purchase commitments related to network infrastructure, hosting services, and software licenses that extend up to four years beyond December 31, 2020. The Company’s obligation for future payments under these contracts is $35.1 million, $28.7 million, $22.5 million, and $25.0 million for the years ending December 31, 2021, 2022, 2023, and 2024, respectively.

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

10. Convertible Preferred Stock and Shareholders’ Equity

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

In August 2020, the Company completed a public offering, in which the Company sold 4,527,558 shares of its common stock, including the full exercise of the underwriters’ option to purchase 590,551 additional shares of common stock, at a price of $127.00 per share. The Company received net proceeds of $556.3 million, after deducting underwriting discounts and commissions and before deducting offering expenses paid and payable by the Company of $0.7 million.

During 2018, the Company repurchased shares from employees and non-employee investors at fair value for $1.7 million. No repurchases occurred in 2019 or 2020. As of December 31, 2020, 85,057,727 shares of the Company’s common stock were outstanding.

Reverse Stock Split and Convertible Preferred Stock

On May 10, 2018, the Company effected a 2-to-1 reverse stock split of outstanding common stock, including outstanding stock options and common stock warrants. All common share and per common share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retrospectively, where applicable, to reflect the reverse stock split. Series Preferred Stock amounts have been adjusted retrospectively only where the conversion to common stock is presented. As a result of the reverse stock split, the applicable conversion price was increased for each series of outstanding Series Preferred Stock. Immediately prior to the completion of the IPO, all outstanding shares of preferred stock converted into 50,888,014 shares of the Company’s common stock on a 2-to-1 basis. As of December 31, 2020 and 2019, there were no shares of convertible preferred stock issued and outstanding.

Common Stock Warrants

Prior to the Company’s IPO in 2018, common stock warrants were granted to the Company’s Board of Directors for services provided. No common stock warrants were issued in 2020 or 2019. During 2018 the Company issued 80,000 common stock warrants with a weighted average exercise price of $16.60 per share. The warrants were valued with a grant date fair value of $0.5 million and were expensed as general and administrative expenses for the year ended December 31, 2018. The common stock warrants contained net settlement provisions that allowed for net exercise and expired in connection with the closing of a public offering of the Company’s common stock, if unexercised at that date. During 2018, and prior to the completion of the IPO, 363,000 common stock warrants were exercised for total proceeds of $3.7 million. Immediately prior to the completion of the IPO, the remaining common stock warrants then outstanding were automatically net exercised into 144,945 shares of the Company’s common stock. See Note 11 for further discussion of how the Company accounts for stock-based compensation.

11. Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, and purchase rights. As of December 31, 2020, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP.

In April 2018, the 2018 Plan became effective in connection with the Company’s IPO. The 2018 Plan allows the Company to grant equity incentives to employees, directors, advisors, and consultants providing services to the Company or its subsidiaries. The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of December 31, 2020, 3,566,283 shares were subject to outstanding awards and 8,895,857 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

Prior to the 2018 Plan, the Company awarded stock options under the 2006 Plan. The 2006 Plan was terminated in connection with the Company’s IPO. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan. As of December 31, 2020, there were 2,329,794 shares subject to outstanding stock options under the 2006 Plan.

In 2019, the Company amended its Outside Director Compensation Policy to modify the vesting provisions for nonemployee director awards in the event of certain terminations of service. The modification resulted in an acceleration of share-based compensation expense for nonemployee director awards in the third quarter of 2019.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Stock-based compensation cost:
Common stock warrants	$—	$—	$512
Stock options	15,402	16,489	13,279
Restricted stock units	29,181	14,585	90
Employee stock purchase plan	3,987	3,326	2,069
Total stock-based compensation cost	$48,570	$34,400	$15,950

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2020	5,884,742	$20.09	7.22	$312,838
Options granted	287,217	$80.92
Options exercised	(2,518,572)	$15.86
Options cancelled or expired	(116,373)	$16.11
Options outstanding as of December 31, 2020	3,537,014	$28.17	6.89	$483,577
Options exercisable as of December 31, 2020	2,013,429	$18.72	6.12	$294,307

A summary of options outstanding and vested as of December 31, 2020 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	8,718	0.4	8,718	0.4
$2.86 to $6.40	40,033	2.1	40,033	2.1
$8.04 to $11.72	182,464	3.2	182,464	3.2
$12.20 to $15.06	981,824	5.7	924,764	5.7
$16.06 to $24.00	1,116,755	7.1	530,197	7.1
$31.99 to $42.21	683,146	8.0	256,027	8.0
$55.10 to $99.65	481,919	8.8	71,226	8.4
$124.35 to $151.76	42,155	9.7	—	—
	3,537,014		2,013,429

The total intrinsic value of options exercised during 2020, 2019, and 2018 was $243.8 million, $318.5 million, and $17.4 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019, and 2018, was $34.00, $19.80, and $9.07 per share, respectively. During the year ended December 31, 2020, 1,587,750 options vested. There were 1,523,585 options unvested as of December 31, 2020.

As of December 31, 2020, $23.7 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.3 years.

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

	For the Year Ended December 31,
	2020	2019	2018
Fair market value of common stock	$66.26 - $151.76	$39.76 - $79.25	$16.86 - $42.21
Volatility	43% - 44%	40%	40%
Expected term	5-6 years	5-6 years	6 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	0.33% - 1.25%	1.68% - 2.65%	2.55% - 3.10%

Options are granted with an exercise price per share not less than the per share fair market value of the Company’s common stock on the date of grant. The fair market value per share of the Company’s common stock for purposes of determining stock-based compensation is the closing price of the Company’s common stock as reported on the applicable grant date.

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for 2020:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2020	1,508,281	$51.52
RSUs granted	1,318,711	86.05
RSUs vested	(308,754)	52.09
RSUs cancelled	(159,175)	60.11
RSUs outstanding as of December 31, 2020	2,359,063	$70.17

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of December 31, 2020, $141.1 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.0 years.

Employee Stock Purchase Plan

In April 2018, the Company’s Board of Directors adopted the ESPP. The ESPP became effective on June 15, 2018, the first trading day of the Company’s common stock. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employee purchases occur at the end of discrete offering periods. The first offering period began on June 15, 2018 and ended on January 31, 2019. Subsequent six-month offering periods begin on August 1 and February 1 (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

Under the ESPP, eligible employees can acquire shares of the Company’s common stock by accumulating funds through payroll deductions. Employees generally are eligible to participate in the ESPP if they are a U.S. employee and are employed for at least 20 hours per week. The Company may impose additional restrictions on eligibility. Eligible employees can select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of common stock purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period in the applicable offering period. An employee’s participation automatically ends upon termination of employment for any reason. As of December 31, 2020, 1,775,457 shares of common stock are reserved for sale under the ESPP.

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

As of December 31, 2020, there was approximately $0.4 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2020 and ended January 31, 2021.

For the years ended December 31, 2020, 2019, and 2018, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Fair market value of common stock	$87.23 to $138.83	$40.60 to $82.12	$24.00 to $38.18
Volatility	32% to 49%	40%	40%
Expected term	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	0.11% to 1.54%	2.04% to 2.59%	2.90% to 2.96%

12. Income Taxes

Domestic and foreign components of loss before income tax are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Domestic	$(34,483)	$(30,272)	$(48,949)
Foreign	(23,009)	(18,987)	(27,577)
Total	$(57,492)	$(49,259)	$(76,526)

Major components of the income tax (benefit) provision are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,110	1,178	317
Total current income tax provision	1,110	1,178	317
Deferred:
Federal	(6,790)	90	(825)
State	(1,657)	53	64
Foreign	(972)	(366)	(532)
Total deferred income tax benefit	(9,419)	(223)	(1,293)
Total	$(8,309)	$955	$(976)

In connection with the TTR and Impendulo acquisitions, the Company recorded net deferred tax liabilities which provide an additional source of taxable income to support the realization of pre-existing deferred tax assets.  Accordingly, during the year ended December 31, 2020, the Company released $9.5 million of its valuation allowance resulting in a deferred tax benefit for the same amount.

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

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $44.8 million, of which $0.7 million impacted deferred tax expense. The remainder of the re-measurement was offset by a valuation allowance resulting in no impact to tax expense. During 2018, the Company adjusted the provisional amount to $0.9 million tax benefit, which is included as a component of the income tax benefit. At December 31, 2018, the Company completed the accounting for all of the enactment-date income tax effects of the Act.

It is the Company’s intention to reinvest the earnings of non-U.S. subsidiaries in those operations. As of December 31, 2020, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Reconciliation of (Benefit from) Provision for Income Taxes

Major differences between the U.S. statutory rate of 21% and the effective tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Tax at statutory rate	$(12,073)	$(10,345)	$(16,071)
State taxes	(1,349)	(1,941)	(3,375)
Research and development credits	(2,960)	(2,285)	(471)
Stock-based compensation	(56,766)	(67,718)	(3,246)
Goodwill impairment	—	—	3,119
Impact of foreign operations	(342)	1,373	(2,488)
Change in valuation allowance	65,485	80,284	20,006
Intercompany intangible asset sale	—	—	1,811
Other	(304)	1,587	(261)
Total	$(8,309)	$955	$(976)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$240,048	$171,192
Stock-based compensation	10,484	8,015
Deferred revenue	—	186
Research and development credit, net of uncertain tax position reserve	9,284	6,342
Operating lease liabilities	16,237	16,437
Definite lived intangibles	—	434
Other	11,016	5,831
Total deferred tax assets	287,069	208,437
Deferred tax liabilities:
Deferred commissions	(12,288)	(9,581)
Operating lease right-of-use assets	(12,243)	(12,037)
Property and equipment	(4,458)	(3,876)
Definite-lived intangibles	(8,278)	—
Indefinite-lived intangibles	(3,127)	(2,154)
Deferred revenue	(322)	—
Other	(193)	(13)
Total deferred tax liabilities	(40,909)	(27,661)
Net deferred tax assets before valuation allowance	246,160	180,776
Valuation allowance	(246,598)	(181,113)
Net deferred tax liability	$(438)	$(337)

The following tables summarizes the Company's net operating loss and research credit carryforwards (dollars in thousands):

	December 31, 2020	Year Expiration Begins (if not utilized)
Federal net operating loss carryforwards generated 2017 and prior	$288,052	2025
Federal net operating loss carryforwards generated after 2017	614,279	Non-expiring
Total Federal net operating loss carryforwards	902,331
State net operating loss carryforwards	634,146	2021
Foreign net operating loss carryforwards	75,290	Non-expiring
Federal research & development credits	16,983	2030
Foreign research & development credits	113	2039

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income.  An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an "ownership change."  The Company has experienced various “ownership changes” in prior years.  The resulting Section 382 limitations are not expected to materially impact the Company’s ability to utilize carryforwards.  Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs and credits.

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

The Company has established an accrual for uncertain tax positions related to its U.S. research and development credits and for the valuation of intellectual property transferred between international entities. As of December 31, 2020 and 2019, the Company has $7.0 million and $5.2 million of unrecognized tax benefits, of which the total amount that would impact the effective tax rate, if recognized, is $0.2 million. As of December 31, 2020, the Company has recorded an immaterial amount of interest and penalties related to its unrecognized tax benefits, which are classified as a component of income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

A reconciliation of the beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance at January 1	$5,210	$4,118	$3,300
Additions for tax positions related to the current year	1,799	1,435	1,446
Additions for tax positions related to prior years	20	—	—
Reductions for tax positions related to prior years	—	(343)	(628)
Reductions related to settlements	—	—	—
Reductions related to a lapse of statute	—	—	—
Balance at December 31	$7,029	$5,210	$4,118

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common shareholders	$(49,183)	$(50,214)	$(75,550)
Denominator:
Weighted-average common shares outstanding-basic	80,985	73,345	38,692
Dilutive effect of share equivalents resulting from stock options, restricted stock units, and ESPP shares	—	—	—
Weighted-average common shares outstanding-diluted	80,985	73,345	38,692
Net loss per common share, basic and diluted	$(0.61)	$(0.68)	$(1.95)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options to purchase common shares	4,653	7,987	11,271
Unvested restricted stock units	2,091	1,157	9
ESPP shares	10	13	71
Common stock warrants	—	—	236
Convertible preferred shares (as converted)	—	—	23,562
Total	6,754	9,157	35,149

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2020.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include those designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our internal control over financial reporting was effective.

The Company acquired Transaction Tax Resources, Inc. on October 5, 2020, substantially all the assets of Business Licenses, LLC on November 5, 2020, and Impendulo Limited on December 1, 2020.  Management excluded these acquisitions from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Total tangible assets excluded from this assessment were $13.8 million, representing 1% of the Company’s consolidated total tangible assets as of December 31, 2020, and total revenue excluded from this assessment was $6.5 million, representing 1% of the Company’s total revenue for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements”, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As of December 31, 2019, the Company concluded that it had a material weakness as it lacked adequate controls to effectively design, implement, and operate process-level and information technology controls to sufficiently mitigate risks of material misstatement associated with certain complex business processes and changes in those processes or applicable accounting standards. The material weakness led to the following individual significant deficiencies:

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

During 2020, the Company took action to improve the internal control environment.  Specifically, we formed an internal working group to detail and implement specific remediation plans for these control deficiencies, engaged with outside consultants to provide advice and assistance, and hired additional personnel to assist with performing and monitoring internal control activity. The Company completed the following:

•	Enhanced processes and review controls around revenue recognition and the calculation and deferral of commission costs;
•	Implemented additional training to improve documentation that supports effective control operation;
•	Enhanced monitoring controls to timely respond to changes in key processes, including any required changes to the design of process level controls;
•	Implemented system controls, enhancements and automation to reduce manual error-prone processes; and
•	Enhanced user access reviews and monitoring controls, where appropriate, to improve segregation of duties.

We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect material errors in our financial statements and have concluded that the material weakness and resulting significant deficiencies have been remediated as of December 31, 2020.

During the fourth quarter of 2020, as a result of our stock acquisitions of Transaction Tax Resources, Inc. and Impendulo Limited, and the acquisition of substantially all the assets of Business Licenses, LLC, we implemented additional internal controls over significant processes specific to the business combination accounting for these acquisitions.

Except as noted above, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties that the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the applicable agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of such agreement. In addition, such representations and warranties: (i) may not be accurate or complete as of any specified date; (ii) are modified and qualified in important part by the underlying disclosure schedules; (iii) may be subject to a contractual standard of materiality different from those generally applicable to investors; or (iv) may have been used for the purpose of allocating risk among the parties to the applicable agreement, rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the applicable agreement, which subsequent information may or may not be fully reflected in Company’s public disclosures. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated October 5, 2020, by and among Avalara, Inc., Tannin Merger Sub, Inc., Transaction Tax Resources, Inc., and Northwest Cloud Co. LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed October 6, 2020 (File No. 001-38525))

2.2

Asset Purchase Agreement, dated November 5, 2020, by and among Avalara, Inc. and Business Licenses, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed November 5, 2020 (File No. 001-38525))

3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-224850) filed with the SEC on June 4, 2018)

4.2	Description of the Registrant’s securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K, filed February 28, 2020 (File No. 001-38525))

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

10.3*+	Avalara, Inc. 2021 Executive and Leadership Bonus Plan

10.4+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.5*+	Avalara, Inc. Outside Director Compensation Policy, amended and restated as of January 27, 2021

10.6+

Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.7+

Executive Employment Agreement between the Registrant and Scott McFarlane dated June 19, 2017 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.8+

Executive Employment Agreement between the Registrant and William Ingram dated June 19, 2017 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.9+

Executive Employment Agreement between the Registrant and Alesia Pinney dated June 19, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.10+

Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed February 28, 2020 (File No. 001-38525))

10.11+

Executive Employment Agreement between the Registrant and Ross Tennenbaum effective April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed April 2, 2020 (File No. 001-38525))

10.12

Lease Agreement between W2007 Seattle Office Second and Spring Building Realty, LLC and Avalara, Inc. dated August 14, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.13

Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 9, 2016 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.14

First Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 1, 2017 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.15

Second Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated October 2, 2017 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.16

Third Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated November 29, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.17

Fourth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated February 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.18

Fifth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated September 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on November 8, 2018)

10.19

Ninth Amended and Restated Investors’ Rights Agreement, dated September 12, 2016, as amended (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.20

Tenth Amended and Restated Voting Agreement, dated September 12, 2016 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

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

Avalara, Inc.

Date: February 25, 2021	By:	/s/ Scott M. McFarlane
Scott M. McFarlane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott M. McFarlane	Director, Chairman, and Chief Executive Officer	February 25, 2021
Scott M. McFarlane	(Principal Executive Officer)

/s/ Ross Tennenbaum	Chief Financial Officer and Treasurer	February 25, 2021
Ross Tennenbaum	(Principal Financial Officer)

/s/ Daniel E. Manning	Chief Accounting Officer	February 25, 2021
Daniel E. Manning	(Principal Accounting Officer)

/s/ Marion R. Foote	Director	February 25, 2021
Marion R. Foote

/s/ Edward A. Gilhuly	Director	February 25, 2021
Edward A. Gilhuly

/s/ William D. Ingram	Director	February 25, 2021
William D. Ingram

/s/ Tami L. Reller	Director	February 25, 2021
Tami L. Reller

/s/ Brian Sharples	Director	February 25, 2021
Brian Sharples

/s/ Rajeev Singh	Director	February 25, 2021
Rajeev Singh

/s/ Chelsea R. Stoner	Director	February 25, 2021
Chelsea R. Stoner

/s/ Kathleen M. Zwickert	Director	February 25, 2021
Kathleen M. Zwickert