Form 10-K/A
period 2020-12-31
AVALARA, INC.
filed 2021-03-22
CIK 1348036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File
Number 001-38525

AVALARA, INC.
(Exact name of Registrant as specified in its Charter)

Washington	91-1995935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 South King Street, Suite 1800 Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (206)
826-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock , Par Value $0.0001 Per Share	AVLR	New York Stock Exchange
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

EXPLANATORY NOTE
Avalara, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on
Form 10-K
for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 25, 2021 (the “Original
Form 10-K”),
in order to file the correct Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original
Form 10-K.
This Amendment No. 1 should be read in conjunction with the Original
Form 10-K,
which continues to speak as of the date of the Original
Form 10-K.
Other than the filing of the corrected Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original
Form 10-K
in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original
Form 10-K
or modify or update any related or other disclosures.

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

10.3**+	Avalara, Inc. 2021 Executive and Leadership Bonus Plan

10.4+
Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.5**+	Avalara, Inc. Outside Director Compensation Policy, amended and restated as of January 27, 2021

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

21.1**	List of subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
+	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Avalara, Inc.

Date: March 22, 2021	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)