Form 10-Q
period 2021-03-31
AVALARA, INC.
filed 2021-05-07
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 85,969,467 shares of common stock, $0.0001 par value per share, outstanding.

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
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) under Part I, Item 1A, “Risk Factors.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$638,794	$673,593
Restricted cash	31,083	19,953
Trade accounts receivable—net of allowance for doubtful accounts of $4,925 and $3,983, respectively	90,126	75,857
Deferred commissions	12,957	12,245
Prepaid expenses and other current assets	29,580	20,098
Total current assets before customer fund assets	802,540	801,746
Funds held from customers	33,633	30,598
Receivable from customers—net of allowance of $749 and $593, respectively	888	563
Total current assets	837,061	832,907
Noncurrent assets:
Restricted cash	37,803	37,700
Deferred commissions	40,273	38,625
Operating lease right-of-use assets—net	50,145	52,320
Property and equipment—net	36,347	34,713
Intangible assets—net	74,679	86,513
Goodwill	520,120	513,234
Other noncurrent assets	5,434	6,321
Total assets	$1,601,862	$1,602,333
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$18,361	$20,280
Accrued expenses	69,151	84,532
Deferred revenue	223,961	208,026
Accrued purchase price related to acquisitions	18,836	22,473
Accrued earnout liabilities	12,503	749
Operating lease liabilities	11,505	11,339
Total current liabilities before customer fund obligations	354,317	347,399
Customer fund obligations	35,147	31,549
Total current liabilities	389,464	378,948
Noncurrent liabilities:
Deferred revenue	1,570	1,664
Accrued purchase price related to acquisitions	48,766	49,057
Accrued earnout liabilities	25,400	34,468
Operating lease liabilities	53,503	56,625
Deferred tax liability	1,171	1,031
Other noncurrent liabilities	542	380
Total liabilities	520,416	522,173
Commitments and contingencies
Shareholders' equity:
Common stock, $0.0001 par value – 85,760 and 85,058 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively, and 600,000 shares authorized as of March 31, 2021 and December 31, 2020	9	9
Additional paid-in capital	1,672,531	1,640,867
Accumulated other comprehensive loss	(1,729)	(1,339)
Accumulated deficit	(589,365)	(559,377)
Total shareholders’ equity	1,081,446	1,080,160
Total liabilities and shareholders' equity	$1,601,862	$1,602,333

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Subscription and returns	$139,318	$105,546
Professional services	14,283	5,897
Total revenue	153,601	111,443
Cost of revenue:
Subscription and returns	38,163	29,517
Professional services	6,508	4,737
Total cost of revenue	44,671	34,254
Gross profit	108,930	77,189
Operating expenses:
Research and development	39,156	25,847
Sales and marketing	64,304	49,634
General and administrative	30,851	21,388
Total operating expenses	134,311	96,869
Operating loss	(25,381)	(19,680)
Other (income) expense:
Interest income	(24)	(1,442)
Other (income) expense, net	2,274	(3,372)
Total other (income) expense, net	2,250	(4,814)
Loss before income taxes	(27,631)	(14,866)
Provision for income taxes	2,357	417
Net loss	$(29,988)	$(15,283)

Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(0.20)
Weighted average shares of common stock outstanding, basic and diluted	85,436	77,904

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(29,988)	$(15,283)
Other comprehensive income (loss) — Foreign currency translation	(390)	625
Total comprehensive loss	$(30,378)	$(14,658)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,988)	$(15,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,777	9,731
Depreciation and amortization	7,071	4,091
Impairment of capitalized cloud computing costs	345	—
Deferred income tax expense	2,028	62
Non-cash operating lease costs	2,175	1,956
Non-cash change in earnout liabilities	1,350	(2,509)
Non-cash bad debt expense	582	631
Other	(389)	(10)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,695)	(2,750)
Prepaid expenses and other current assets	(9,186)	(4,745)
Deferred commissions	(2,360)	(2,250)
Other noncurrent assets	541	(384)
Trade payables	(1,895)	3,659
Accrued expenses	(15,634)	(18,568)
Deferred revenue	15,841	4,128
Operating lease liabilities	(2,810)	(2,230)
Net cash used in operating activities	(28,247)	(24,471)
Cash flows from investing activities:
Purchase of property and equipment	(1,366)	(883)
Capitalized software development costs	(2,311)	(717)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(2,167)	—
Net cash used in investing activities	(5,844)	(1,600)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,529	7,928
Proceeds from purchases of stock under employee stock purchase plan	7,088	5,716
Acquisition-related post-closing payments	(1,971)	—
Payments related to business combination earnouts	—	(3,760)
Payments related to asset acquisition earnouts	(690)	(65)
Net increase in customer fund obligations	3,598	3,915
Net cash provided by financing activities	13,554	13,734
Foreign currency effect	6	(365)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(20,531)	(12,702)
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	761,844	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$741,313	$478,631
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$638,794	$450,535
Restricted cash	68,886	—
Restricted cash equivalents—funds held from customers	33,633	28,096
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$741,313	$478,631

	For the Three Months Ended March 31,
	2021	2020
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—
Cash paid for operating lease liabilities	3,493	3,108
Cash paid for income taxes	153	320

Non-cash investing and financing activities:
Stock issued related to business combinations	$—	$3,750
Accrued value of earnout related to acquisitions of businesses	(1,802)	—
Accrued purchase of intangible assets	178	—
Property and equipment additions in accounts payable and accrued expenses	1,263	743
Fair value of common stock issued to purchase intangible assets	—	87
Operating lease right-of-use assets in exchange for lease obligations	43	6,562
Stock-based compensation costs capitalized to internally developed software	225	36

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

The Company has wholly owned subsidiaries outside of the U.S. in Brazil, Canada, Europe, and India, which conduct sales and operations and provide business development, software development, and support services.

2.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. The accompanying interim consolidated balance sheet as of March 31, 2021, and the consolidated interim statements of operations, consolidated statement of cash flows, and consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Prior Period Restatements and Adjustments

 During the fourth quarter of 2020, management concluded there was an immaterial error in the Company’s presentation and classification of funds held from customers in the consolidated statements of cash flows for the first three quarters of 2020, impacting previously reported quarterly cash flows. The error related to the adoption of ASU 2016-18, which amends previous guidance to address the classification and presentation of changes in restricted cash and restricted cash equivalents in the consolidated statements of cash flows. Historically, the Company presented the change in funds held from customers as a separate caption within Investing Activities in the consolidated statements of cash flows. While not legally or otherwise contractually restricted, the Company has since concluded that funds held from customers are better classified as generally restricted under the accounting guidance and should be presented as restricted cash equivalents in the consolidated statement of cash flows.

To correct this classification error, amounts previously reported as investing activities for the changes in funds held from customers for the three months ended March 31, 2020 are reported as restricted cash equivalents in the consolidated statement of cash flows. The correction resulted in a change of $0.2 million to net cash used in operating activities and a change of $3.9 million to net cash used in investing activities for the three months ended March 31, 2020. The correction had no impact on the consolidated balance sheets, consolidated statements of operations, or the consolidated statements of comprehensive loss.

The following table presents the consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	For the Three Months Ended
	March 31, 2020
	As Previously Reported	ASU 2016-18 Adjustments	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Other	$192	$(202)	$(10)
Net cash used in operating activities	(24,269)	(202)	(24,471)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	(3,915)	3,915	—
Net cash used in investing activities	(5,515)	3,915	(1,600)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(16,415)	3,713	(12,702)
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	466,950	24,383	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$450,535	$28,096	$478,631

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company, its subsidiaries, and a variable interest entity, for which the Company is the primary beneficiary, after elimination of all intercompany accounts and transactions.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments related to revenue are described below in the Revenue Recognition Accounting Policy. Significant estimates impacting expenses include: expected credit losses associated with the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected payout level of performance share unit grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation and useful lives of acquired intangible assets; the valuation of the fair value of reporting units for analyzing goodwill; and the capitalization and useful life of capitalized software development costs. Actual results could materially differ from those estimates.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the three months ended March 31, 2021 or the year ended December 31, 2020.

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded expenses from increases in the fair value of earnout liabilities related to business combinations of $1.4 million and income from decreases in the fair value of $2.5 million for the three months ended March 31, 2021 and 2020, respectively (See Note 3).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the three months ended March 31, 2021 or 2020.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current period and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company will recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, restricted stock unit (“RSU”), performance share unit (“PSU”) issued under the 2018 Equity Incentive Plan (the “2018 Plan”), or purchase rights issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the grant date. The fair value of stock options and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU or PSU is determined using the fair value of the Company’s underlying common stock on the grant date. The stock-based compensation expense recognized over the performance period for PSUs will equal the fair value of the PSU on the grant date multiplied by the number of PSUs that are earned. Furthermore, the quarterly expense recognized during the performance period for PSUs is based on an estimate of the Company’s future performance and the expected payout level. Changes to management’s estimate of future performance result in adjustments to the stock-based compensation expense for PSUs and are recognized prospectively over the remaining service period. The Company accounts for forfeitures as they occur.

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

The Company identifies performance obligations in its contracts with customers, which primarily include subscription services and professional services. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer, and is comprised of both fixed and variable consideration. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied.

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

Professional Services Revenue

The Company generates professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and backfiling services. Additionally, the Company provides configurations, data migrations, integration, and training for its subscriptions and returns products. The 2020 acquisitions of Transaction Tax Resources, Inc. (“TTR”) and Business Licenses, LLC (“Business Licenses”) (see Note 5) expanded the scope of professional services to include business licenses and registration services and tax refund claims and recovery assistance. The Company invoices for professional service arrangements on a fixed fee, milestone, or time and materials basis. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

Recently Adopted Accounting Standards

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2021 and the adoption of this new guidance does not have a material effect on its consolidated financial statements.

New Accounting Standards Not Yet Adopted

There are no new accounting standards that have not yet been adopted.

3.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$578,158	$578,158	$—	$—
Earnouts related to business combinations	37,653	—	—	37,653

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$649,603	$649,603	$—	$—
Earnouts related to business combinations	34,501	—	—	34,501

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

The Company estimates the fair value of earnout liabilities for business combinations using either probability-weighted discounted cash flows and Monte Carlo simulations or a scenario-based approach. The earnout liability associated with the 2020 acquisition of TTR is based on the achievement of specific revenue growth thresholds through December 2022. As of March 31, 2021, the earnout liability associated with the acquisition of TTR was valued utilizing a discount rate of 12%. The TTR discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity and asset betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. The earnout liability associated with the 2020 acquisition of Business Licenses is based on the achievement of certain performance metrics through November 2024. As of March 31, 2021, the earnout liability associated with the acquisition of Business Licenses was valued utilizing a discount rate of 5% based on the Company’s estimated pre-tax cost of debt. The Business Licenses earnout was assumed by management to have a high probability of achievement.

The earnout period for the 2019 acquisition of Portway International Inc. (“Portway”) ended as of January 31, 2021. Additional information regarding payments of earnout liabilities that occurred during the three months ended March 31, 2021 is included in Note 5.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$34,501	$13,808
Measurement period adjustment	1,802	—
Payments of earnout liabilities	—	(7,700)
Total unrealized loss (gain) included in other (income) expense, net	1,350	(2,509)
Balance end of period	$37,653	$3,599

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, long-lived assets and deferred revenue, and the Company’s liabilities for the accrued purchase price related to acquisitions, are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. There were no fair value measurements of these assets during the first quarter of 2021, except as discussed in Note 5.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Life (Years)	2021	2020
Computer equipment and software	3 to 5	$17,106	$15,749
Internally developed software	3 to 6	12,978	10,438
Furniture and fixtures	5	6,686	6,651
Office equipment	3 to 5	1,052	1,006
Leasehold improvements	1 to 10	30,069	29,928
		67,891	63,772
Accumulated depreciation		(31,544)	(29,059)
Property and equipment—net		$36,347	$34,713

Depreciation expense was $2.6 million for the three months ended March 31, 2021 and $2.3 million for the three months ended March 31, 2020.

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses	$24,528	$13,968
Deposits	2,801	2,557
Other	2,251	3,573
Total	$29,580	$20,098

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued payroll and related taxes	$13,539	$7,903
Accrued federal, state, local, and foreign taxes	4,919	4,338
Accrued bonus	9,577	29,518
Self-insurance reserves	1,633	1,563
Employee stock purchase plan contributions	3,617	5,927
Accrued sales commissions	3,189	5,563
Accrued partner commissions	9,010	9,173
Contract liabilities	12,466	10,134
Other	11,201	10,413
Total	$69,151	$84,532

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations. See Contract Liabilities in Note 6.

5. Acquisitions of Businesses

Announced Acquisition of Davo

On April 20, 2021, the Company acquired substantially all the assets of Davo Technologies LLC, a Delaware limited liability company (“Davo”) under an asset purchase agreement for aggregate cash consideration of $26.2 million. Approximately $2.6 million of the purchase price will be paid to Davo shareholders over the next 18 months, subject to reduction for certain indemnifications and other potential obligations of Davo shareholders. Additional purchase price will be paid to Davo’s shareholders following the achievement of certain performance metrics during the 2021 and 2022 fiscal years. Davo helps emerging small businesses automate the daily and ongoing requirements for sales tax. In the first quarter of 2021, the Company paid Davo shareholders a $0.3 million deposit, which is recorded in prepaid and other current assets on the consolidated balance sheet as of March 31, 2021. The Company will account for the Davo acquisition as a business combination.

Announced Acquisition of Inposia

On April 1, 2021, the Company acquired the outstanding equity of Inposia Solutions, GmbH (“Inposia”) under a Share Purchase Agreement for aggregate cash and share consideration of €30 million (or approximately $35.2 million using the exchange rate on April 1, 2021), subject to certain purchase price adjustments. Approximately €4.5 million (or approximately $5.3 million using the exchange rate on April 1, 2021) of the consideration shares will be paid to the shareholders over the next 18 months, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. Inposia is a German software company that delivers e-invoicing, digital tax reporting, and system and data integration to support digital transformation efforts and address real-time compliance requirements for businesses. Inposia will build upon Avalara’s existing e-invoicing capabilities in Brazil and India to support customers worldwide with real-time compliance.

In the fourth quarter of 2020, the Company paid Inposia shareholders a $2.4 million deposit, which is recorded in prepaid and other current assets in the consolidated balance sheets as of March 31, 2021 and December 31, 2020. In the first quarter of 2021, the Company transferred €10.4 million (or approximately $12.2 million using the exchange rate on March 29, 2021) to be held in escrow prior to the closing of the acquisition on April 1, 2021. The cash held in escrow is recorded in the current portion of restricted cash on the consolidated balance sheet as of March 31, 2021. The Company will account for the Inposia acquisition as a business combination.

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

The total consideration related to this transaction was $370.1 million, consisting of $294.0 million in cash paid at closing, acquisition holdbacks with a fair value upon acquisition of $57.3 million, and an earnout provision with a fair value upon acquisition of $18.9 million. The acquisition holdbacks represent the present value of an additional $57.3 million of cash to be paid up to three years following the acquisition, subject to reduction for certain indemnifications and other potential obligations of the TTR shareholders, discounted utilizing a risk-free discount rate of 0.13%. The earnout is payable to TTR’s founder and shareholder no later than February 2023. The maximum earnout payment is $26.4 million and is based on the achievement of certain TTR revenue growth performance metrics during the 2021 and 2022 fiscal years. The potential amount of all future payments that could be required under the earnout is between $0 and $26.4 million. The earnout was recognized at fair value at the date of the business combination and is adjusted to fair value quarterly (see Note 3).

Measurement period adjustments recognized in the first quarter of 2021 related to the finalization of the estimated fair values for customer relationships, contract backlog, and earnout liability, and a net working capital adjustment. A reconciliation of preliminary total consideration as December 31, 2020 and total consideration as of March 31, 2021 is presented below (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Cash paid at closing	$294,017	$—	$294,017
Fair value of holdbacks	57,477	(217)	57,260
Fair value of earnout provision	15,740	3,131	18,871
Total consideration	$367,234	$2,914	$370,148

Estimated fair values of the assets acquired and the liabilities assumed in the TTR Merger as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$2,294	$—	$2,294
Trade accounts receivable	5,966	—	5,966
Other current assets	93	—	93
Operating lease right-of-use assets	1,760	—	1,760
Property and equipment	848	—	848
Developed technology, customer relationships, and other intangibles	49,000	(7,500)	41,500
Goodwill	327,039	8,526	335,565
Total assets acquired	387,000	1,026	388,026
Liabilities assumed:
Trade payables and accrued expenses	731	—	731
Deferred revenue	8,500	—	8,500
Operating lease liabilities	1,760	—	1,760
Deferred tax liability	8,775	(1,888)	6,887
Total liabilities assumed	19,766	(1,888)	17,878
Net assets acquired	$367,234	$2,914	$370,148

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

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the TTR Merger is 4.7 years. The weighted-average amortization period for developed technology intangibles acquired in the TTR Merger is 4.0 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the TTR Merger are provided in the below table (in thousands):

Intangible	Previously Reported Assigned Value	Purchase Price Allocation Measurement Period Adjustment	As Reported Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$26,000	$(5,000)	$21,000	Multi-period excess earnings-income approach	18%	6 years
Developed technology	9,600	—	9,600	Relief from royalty-income approach and replacement cost method-cost approach	17% to 18%	3 to 6 years
Tradename	5,800	—	5,800	Relief from royalty-income approach	17%	2 years
Contract backlog	5,800	(2,500)	3,300	Multi-period excess earnings-income approach	17%	3 years
Noncompetition agreements	1,800	—	1,800	With-and-without valuation-income approach	19%	5 years

The excess of the purchase price over the net identified tangible and intangible assets is $335.6 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, with $18.9 million and $19.9 million included in current portion as of March 31, 2021 and December 31, 2020, respectively, and $37.7 million included in noncurrent portion on the consolidated balance sheet as of March 31, 2021 and December 31, 2020. A portion of the acquisition holdback liability in the amount of $1.0 million was settled in the first quarter of 2021, resulting in additional cash of $0.8 million paid to sellers.

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

The total consideration transferred related to this transaction was $93.3 million, consisting of $64.8 million paid in cash at closing, an acquisition holdback with a fair value upon acquisition of $11.1 million, and an earnout provision with a fair value upon acquisition of $17.4 million. The acquisition holdback represents the present value of an additional $11.1 million of cash to be paid after eighteen months to Business Licenses’ shareholders, subject to reduction for certain indemnification obligations, discounted utilizing a risk-free discount rate of 0.13%. The maximum earnout payment of up to $20.7 million will be paid, in shares of the Company’s common stock, to Business Licenses’ shareholders following the achievement of certain Business Licenses operating performance metrics during the four years following the acquisition. The potential amount of all future payments that could be required under the earnout is between $0 and $20.7 million. The earnout was originally recognized at fair value at the date of the business combination is adjusted to fair value quarterly (see Note 3).

Measurement period adjustments recognized in the first quarter of 2021 relate to the finalization of the estimated fair value of the earnout liability and a net working capital adjustment. A reconciliation of preliminary total consideration as December 31, 2020 and total consideration as of March 31, 2021 is presented below (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Cash paid at closing	$64,812	$—	$64,812
Fair value of holdbacks	11,415	(306)	11,109
Fair value of earnout provision	18,728	(1,328)	17,400
Total consideration	$94,955	$(1,634)	$93,321

Estimated fair values of the assets acquired and the liabilities assumed in the Business Licenses Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$120	$—	$120
Trade accounts receivable	1,326	—	1,326
Customer fund assets	1,074	—	1,074
Other current assets	101	—	101
Operating lease right-of-use assets	1,644	—	1,644
Property and equipment	87	—	87
Developed technology, customer relationships, and other intangibles	19,525	—	19,525
Goodwill	73,775	(1,634)	72,141
Other noncurrent assets	31	—	31
Total assets acquired	97,683	(1,634)	96,049
Liabilities assumed:
Accrued expenses	56	—	56
Customer fund obligations	1,028	—	1,028
Operating lease liabilities	1,644	—	1,644
Total liabilities assumed	2,728	—	2,728
Net assets acquired	$94,955	$(1,634)	$93,321

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

The excess of the purchase price over the net identified tangible and intangible assets is $72.1 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

The acquisition holdback liability of $11.1 million and $11.4 million is recorded in accrued purchase price related to acquisitions, noncurrent portion on the consolidated balance sheet as of March 31, 2021 and December 31, 2020 respectively.

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

The total consideration transferred related to this transaction was $14.0 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $1.1 million that was paid in the first quarter of 2021 based on final revenue metrics achieved up to the date of acquisition.

Measurement period adjustments recognized in the first quarter of 2021 relate to the finalization of the net working capital adjustment. A reconciliation of preliminary total consideration as December 31, 2020 and total consideration as of March 31, 2021 is presented below (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Cash paid at closing	$11,713	$—	$11,713
Common stock paid at close	1,190	—	1,190
Cash payable accrual	694	425	1,119
Total consideration	$13,597	$425	$14,022

Estimated fair values of the assets acquired and the liabilities assumed in the Impendulo Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

		Purchase Price Allocation
	Previously	Measurement Period	As
	Reported	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$1,347	$—	$1,347
Accounts receivable	371	—	371
Other assets	147	—	147
Developed technology, customer relationships, and other intangibles	3,617	—	3,617
Goodwill	10,217	425	10,642
Total assets acquired	15,699	425	16,124
Liabilities assumed:
Trade payables and accrued expenses	663	—	663
Deferred revenue and contract liabilities	694	—	694
Deferred tax liability	745	—	745
Total liabilities assumed	2,102	—	2,102
Net assets acquired	$13,597	$425	$14,022

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

The excess of the purchase price over the net identified tangible and intangible assets is $10.6 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

6.	Revenue

See Note 2 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenue (U.S.):
Subscription and returns
Tax calculations	$76,396	$58,971
Tax returns and compliance management	52,847	39,433
Interest income on funds held for customers	141	525
Total subscription and returns	129,384	98,929
Professional services	13,288	5,462
Total revenue (U.S.)	142,672	104,391
Total revenue (non-U.S.)	10,929	7,052
Total revenue	$153,601	$111,443

Disclosures Related to Contracts with Customers

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. To the extent a contract exists, as defined by ASC 606, these liabilities are classified as current and non-current deferred revenue. To the extent that a contract does not exist, as defined by ASC 606 (e.g., customer agreements with non-standard termination rights), these liabilities are classified as contract liabilities. Contract liabilities are transferred to deferred revenue at the point in time when the criteria that establish the existence of a contract are met.

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Contract liabilities:
Balance beginning of period	$10,134	$5,197
Contract liabilities transferred to deferred revenue	(3,866)	(2,538)
Addition to contract liabilities	6,198	3,671
Balance end of period	$12,466	$6,330

As of March 31, 2021, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Deferred revenue:
Balance beginning of period	$209,690	$161,241
Revenue recognized	(153,601)	(111,443)
Additional amounts deferred	169,442	115,571
Balance end of period	$225,531	$165,369

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Deferred commissions:
Balance beginning of period	$50,870	$38,416
Additional commissions deferred	5,695	4,897
Amortization of deferred commissions	(3,335)	(2,647)
Balance end of period	$53,230	$40,666

As of March 31, 2021, $13.0 million of deferred commissions are expected to be amortized within the next 12 months and are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions is included in noncurrent assets. There were no impairments of assets related to deferred commissions during the three months ended March 31, 2021 or 2020. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2021 or 2020 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include additional performance obligations that are not yet recorded in the consolidated balance sheets. As of March 31, 2021, amounts allocated to these additional contractual obligations to which enforceable rights exist are $49.6 million, of which $49.0 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Intangible assets consisted of the following (in thousands):

		March 31, 2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$3,300	$(454)	$2,846
Customer relationships	3 to 10	59,254	(16,707)	42,547
Developed technology (1)	3 to 8	52,091	(29,582)	22,509
Noncompetition agreements	3 to 5	3,053	(884)	2,169
Tradename and trademarks	1 to 4	6,672	(2,064)	4,608
		$124,370	$(49,691)	$74,679
(1) Developed technology intangible assets include IPR&D of $0.6M as of March 31, 2021, which is not subject to amortization.

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513
(1) Developed technology intangible assets include IPR&D of $0.6M as of December 31, 2020, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $4.4 million for the three months ended March 31, 2021, and $1.8 million for the three months ended March 31, 2020.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. Through March 31, 2021, the sellers have earned approximately $1.3 million under the earnout provision since the acquisition date. An earnout liability of $0.3 million was recorded within the current portion of accrued earnout liabilities as of March 31, 2021 for the earnout period ending June 30, 2021 and is expected to be paid in cash to the sellers in the third quarter of 2021.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2021 are summarized as follows (in thousands):

Balance—December 31, 2020	$513,234
Measurement period adjustment - acquisition of Transaction Tax Resources	8,526
Measurement period adjustment - acquisition of Business Licenses	(1,634)
Measurement period adjustment - acquisition of Impendulo	425
Cumulative translation adjustments	(431)
Balance—March 31, 2021	$520,120

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of March 31, 2021, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $3.9 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively. Sublease income was $0.4 million for the three months ended March 31, 2021 and 2020. No leases commenced in the three months ended March 31, 2021.

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

The changes to the Company’s shareholders’ equity during the three months ended March 31, 2021 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	85,057,727	$9	$1,640,867	$(1,339)	$(559,377)	$1,080,160
Exercise of stock options	296,226		5,529			5,529
Vesting of restricted stock units	346,008
Stock-based compensation cost			19,047			19,047
Shares issued under employee stock purchase plan	60,064		7,088			7,088
Loss on translation adjustment				(390)		(390)
Net loss					(29,988)	(29,988)
Balance at March 31, 2021	85,760,025	$9	$1,672,531	$(1,729)	$(589,365)	$1,081,446

The changes to the Company’s shareholders’ equity for the three months ended March 31, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of March 31, 2021, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP. The 2018 Plan became effective in connection with the Company’s IPO at which time the 2006 Plan was terminated. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

As of March 31, 2021, 4,094,254 shares were subject to outstanding awards and 12,251,898 shares were available for issuance under the 2018 Plan. As of March 31, 2021, 2,057,873 shares were subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Stock-based compensation cost:
Stock options	$3,223	$3,849
Restricted stock units	11,689	4,933
Performance share units	2,832	—
Employee stock purchase plan	1,303	967
Total stock-based compensation cost	$19,047	$9,749

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the three months ended March 31, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2021	3,537,014	$28.17	6.89	$483,577
Options granted	—	$—
Options exercised	(296,226)	$18.67
Options cancelled or expired	(6,079)	$15.19
Options outstanding as of March 31, 2021	3,234,709	$29.07	6.72	$337,587
Options exercisable as of March 31, 2021	2,021,107	$20.97	6.11	$227,301

A summary of options outstanding and vested as of March 31, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	3,075	0.7	3,075	0.7
$2.86 to $6.40	29,900	1.8	29,900	1.8
$8.04 to $11.72	177,781	3.0	177,781	3.0
$12.20 to $15.06	804,003	5.5	790,741	5.5
$16.06 to $24.00	1,043,114	6.8	594,080	6.8
$31.99 to $42.21	679,071	7.7	305,387	7.7
$55.10 to $99.65	455,610	8.6	120,143	8.4
$124.35 to $151.76	42,155	9.5	—	—
	3,234,709		2,021,107

The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $41.9 million and $36.8 million, respectively.

There were no options granted during the three months ended March 31, 2021. The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $28.99 per share. During the three months ended March 31, 2021, 306,533 options vested. There were 1,213,602 options unvested as of March 31, 2021.

As of March 31, 2021, $20.4 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 2.1 years.

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

	For the Three Months Ended March 31,
	2021	2020
Fair market value of common stock	—	$67.27 - $86.61
Volatility	—	43%
Expected term	—	6 years
Expected dividend yield	—	n/a
Risk-free interest rate	—	0.82% - 1.25%

Options are granted with an exercise price per share not less than the per share fair market value of the Company’s common stock on the grant date. The fair market value per share of the Company’s common stock for purposes of determining stock-based compensation is the closing price of the Company’s common stock as reported on the applicable grant date.

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2021	2,359,063	$70.17
RSUs granted	826,051	130.22
RSUs vested	(346,008)	56.75
RSUs cancelled	(42,320)	68.11
RSUs outstanding as of March 31, 2021	2,796,786	$89.60

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of March 31, 2021, $234.1 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.3 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date Fair
	Performance Share Units	Value Per Share
PSUs outstanding as of January 1, 2021	—	$—
PSUs granted	120,632	147.39
PSUs vested	—	—
PSUs cancelled	—	—
PSUs outstanding as of March 31, 2021	120,632	$147.39

During the first quarter of 2020, PSUs were granted for the first time and are intended to replace stock option grants for executives. Stock-based compensation cost for PSUs is recognized on a graded vesting basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date and the number of PSUs expected to be earned over the service period. Each PSU grant will vest in annual tranches over a three-year service period. Total units earned for grants made in 2021 may vary between 0% and 250% of the units granted based on the attainment of company-specific performance targets during the related three-year period and continued service. The performance targets are established by the Compensation and Leadership Development Committee of the Board of Directors. All of the PSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.

As of March 31, 2021, $35.0 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 2.3 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2021, 60,064 shares of common stock were purchased under the ESPP. As of March 31, 2021, there was approximately $1.7 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2021 and will end on July 31, 2021.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2021	2020
Fair market value of common stock	$152.35	$85.14
Volatility	34%	32%
Expected term	0.5 years	0.5 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	0.08%	1.54%

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders	$(29,988)	$(15,283)
Denominator:
Weighted-average common shares outstanding-basic	85,436	77,904
Dilutive effect of share equivalents resulting from stock options, restricted stock units, performance share units, and ESPP shares	—	—
Weighted-average common shares outstanding-diluted	85,436	77,904
Net loss per common share, basic and diluted	$(0.35)	$(0.20)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Options to purchase common shares	3,396	5,664
Unvested restricted stock units	2,258	1,554
Unvested performance share units	75	—
ESPP shares	7	9
Total	5,736	7,227

13.	Subsequent Events

On April 20, 2021, the Company acquired substantially all the assets of Davo. On April 1, 2021, the Company acquired the outstanding equity of Inposia. See discussion in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our 2020 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our 2020 Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

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

Our business is impacted by the COVID-19 pandemic, which has resulted in authorities implementing numerous preventative measures to contain or mitigate the extent of the impact, including travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and may continue to cause, business slowdowns or shutdowns in affected areas. Almost all our employees currently work offsite and we expect these arrangements to continue for most of our workforce for a significant portion of 2021. As the COVID-19 pandemic continues to evolve, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
Number of core customers (as of end of period)	15,580	14,890	14,180	13,560	12,940	12,150	11,400	10,560
Net revenue retention rate	107%	104%	108%	107%	109%	111%	113%	111%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of March 31, 2021 and December 31, 2020, we had approximately 15,580 and 14,890 core customers, respectively.

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

Currently, our net revenue retention rate includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems that have not been integrated into our primary U.S. billing systems. Our SST solution is not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution is not included, while revenue contraction from customers replacing one or more of Avalara’s other solutions with SST is included. Our net revenue retention rate was 107% for the quarter ended March 31, 2021 and on average has been 106% over the last four quarters ended March 31, 2021.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 91% of our revenue for the three months ended March 31, 2021 and 95% of our revenue for the three months ended March 31, 2020.

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

Currently a small component of our total revenue, we offer SST services to businesses that are registered to participate in the program. We earn a fee (SST revenue) from participating state and local governments based on a percentage of the sales tax reported and paid, and as a result, we generally provide SST services at no cost to the seller. During the first quarter of 2021, we renewed our agreement with the SST Governing Board to provide SST services at a lower percentage rate than we previously earned.

Subscription and returns revenue also include interest income generated on funds held for customers. In order to provide tax remittance services to customers, we hold funds from customers in advance of remittance to tax authorities. These funds are held in trust accounts at FDIC-insured institutions. Prior to remittance, we earn interest on these funds.

Professional Services. We generate professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and backfiling services. We also provide configurations, data migrations, integration, and training, for our subscriptions and returns products. Our 2020 acquisitions of TTR and Business Licenses expanded the scope of professional services we offer to include business licenses and registration services and tax refund claims and recovery assistance. We bill for service arrangements on a fixed fee, milestone, or time and materials basis, and we recognize the transaction price allocated to professional services performance obligations as revenue as services are performed and are collectable under the terms of the associated contracts.

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

The comparability of periods covered by our financial statements is impacted by acquisitions. In the fourth quarter of 2020, we acquired the outstanding equity of TTR, substantially all the assets of Business Licenses, and the outstanding equity of Impendulo.

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Subscription and returns	$139,318	$105,546
Professional services	14,283	5,897
Total revenue	153,601	111,443
Cost of revenue:
Subscription and returns	38,163	29,517
Professional services	6,508	4,737
Total cost of revenue(1)	44,671	34,254
Gross profit	108,930	77,189
Operating expenses:
Research and development(1)	39,156	25,847
Sales and marketing(1)	64,304	49,634
General and administrative(1)	30,851	21,388
Total operating expenses	134,311	96,869
Operating loss	(25,381)	(19,680)
Other (income) expense, net	2,250	(4,814)
Loss before income taxes	(27,631)	(14,866)
Provision for income taxes	2,357	417
Net loss	$(29,988)	$(15,283)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$2,207	$1,196
Research and development	5,286	2,394
Sales and marketing	4,266	2,815
General and administrative	7,018	3,326
Total stock-based compensation	$18,777	$9,731

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$2,020	$1,230
Research and development	—	—
Sales and marketing	1,540	607
General and administrative	861	4
Total amortization of acquired intangibles	$4,421	$1,841

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended March 31,
	2021	2020

Revenue:
Subscription and returns	91%	95%
Professional services	9%	5%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	26%
Professional services	4%	4%
Total cost of revenue	29%	31%
Gross profit	71%	69%
Operating expenses:
Research and development	25%	23%
Sales and marketing	42%	45%
General and administrative	20%	19%
Total operating expenses	87%	87%
Operating loss	(17)%	(18)%
Other (income) expense, net	1%	(4)%
Loss before income taxes	(18)%	(14)%
Provision for income taxes	2%	0%
Net loss	(20)%	(14)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$139,318	$105,546	$33,772	32%
Professional services	14,283	5,897	8,386	142%
Total revenue	$153,601	$111,443	$42,158	38%

Total revenue for the three months ended March 31, 2021 increased by $42.2 million, or 38%, compared to the three months ended March 31, 2020. Subscription and returns revenue for the three months ended March 31, 2021 increased by $33.8 million, or 32%, compared to the three months ended March 31, 2020. Professional services revenue for the three months ended March 31, 2021 increased by $8.4 million, or 142%, compared to the three months ended March 31, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended March 31, 2021 compared to the same period in 2020, was due primarily to $14.7 million from new U.S. customers, $10.6 million from 2020 acquisitions, $8.0 million from existing U.S. customers, $5.9 million from SST revenue growth, and $3.3 million from revenue growth in our international operations, partially offset by $0.4 million lower interest earned on funds held from customers. Excluding 2020 acquisitions, total revenue for the three months ended March 31, 2021 increased by $31.6 million, or 28%, compared to the three months ended March 31, 2020. Of the growth from 2020 acquisitions, $5.6 million was generated from subscriptions and returns and $5.0 million from professional services. Despite lower transaction fees for the three months ended March 31, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$38,163	$29,517	$8,646	29%
Professional services	6,508	4,737	1,771	37%
Total cost of revenue	$44,671	$34,254	$10,417	30%

Cost of revenue for the three months ended March 31, 2021 increased by $10.4 million, or 30%, compared to the three months ended March 31, 2020. The increase in cost of revenue was due primarily to an increase of $9.6 million in employee-related costs from higher headcount, an increase of $0.8 million in amortization expense, an increase of $0.5 million in depreciation expense, and an increase of $0.5 million in allocated overhead cost, partially offset by a $0.7 million decrease in software hosting costs.

Cost of revenue headcount increased approximately 32% from the first quarter of 2020 to the first quarter of 2021. Excluding the impact of 2020 acquisitions, cost of revenue headcount increased approximately 18% due to our continued growth to support our solutions. Employee-related costs increased due primarily to a $7.4 million increase in salaries and benefits (including $3.4 million from 2020 acquisitions), $1.1 million increase in compensation expense related to our bonus plans, a $1.0 million increase in stock-based compensation expense, and a $0.6 million increase in contract and temporary employee costs, partially offset by a $0.5 million decrease in travel costs.

Amortization expense increased due primarily to acquired intangible assets from our 2020 acquisitions of TTR and Business Licenses. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Software hosting costs decreased due primarily to volume commitment and usage credits that benefited the current period’s expense. While these credits have a near term effect of modestly reducing our software hosting costs when compared to prior periods, we still expect software hosting costs to increase in absolute dollars as our usage continues to increase.

Gross Profit

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$101,155	$76,029	$25,126	33%
Professional services	7,775	1,160	6,615	570%
Total gross profit	$108,930	$77,189	$31,741	41%
Gross margin
Subscription and returns	73%	72%
Professional services	54%	20%
Total gross margin	71%	69%

Total gross profit for the three months ended March 31, 2021 increased by $31.7 million, or 41% compared to the three months ended March 31, 2020. Total gross margin was 71% for the three months ended March 31, 2021 compared to 69% for the same period of 2020. This increase in gross margin was due primarily to continued process automation for service offerings in our European operations, and to a lesser extent, improved service delivery and efficiency in U.S. professional services and a temporary decline in software hosting costs.

Research and Development

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$39,156	$25,847	$13,309	51%

Research and development expenses for the three months ended March 31, 2021 increased by $13.3 million, or 51%, compared to the three months ended March 31, 2020. The increase was due primarily to an increase of $11.2 million in employee-related costs from higher headcount, and an increase of $2.1 million in third-party purchased software costs.

Research and development headcount increased approximately 46% from the first quarter of 2020 to the first quarter of 2021. Excluding the impact of 2020 acquisitions, research and development headcount increased approximately 37%. Employee-related costs increased due primarily to a $7.0 million increase in salaries and benefits (including $1.4 million from 2020 acquisitions), a $2.9 million increase in stock-based compensation expense, including $0.5 million of new PSU grants for executives, and a $1.6 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs.

Software costs increased due primarily to additional investment in software hosting costs and information technology security and reporting tools for product analysis, development, and testing activities.

Sales and Marketing

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$64,304	$49,634	$14,670	30%

Sales and marketing expenses for the three months ended March 31, 2021 increased by $14.7 million, or 30%, compared to the three months ended March 31, 2020. The increase was due primarily to an increase of $8.8 million in employee-related costs, an increase of $1.8 million in marketing campaign expenses, an increase of $1.5 million for partner commission expense, an increase of $1.0 million in amortization expense, an increase of $0.7 million in outside professional service expenses, and an increase of $0.7 million in allocated overhead cost.

Sales and marketing headcount increased approximately 31% from the first quarter of 2020 to the first quarter of 2021. Excluding the impact of 2020 acquisitions, sales and marketing headcount increased approximately 25%. Employee-related costs increased due primarily to a $6.3 million increase in salaries and benefits (including $1.1 million from 2020 acquisitions), a $2.1 million increase in sales commission expense, a $1.5 million increase in stock-based compensation expense, a $1.2 million increase in contract and temporary employee costs, and a $0.7 million increase in compensation expense related to our bonus plans, partially offset by a $2.9 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer activities and events beginning in March of 2020 because of the COVID-19 pandemic.

Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising, and outbound direct mail advertising. Partner commission expense increased due primarily to higher revenues. Amortization expense increased due primarily to acquired intangible assets from our 2020 acquisition of TTR and Business Licenses. Outside professional services expenses increased due primarily to increased third-party consulting services to improve the customer experience during onboarding, to develop prospective customer data, and to produce brand recognition and positioning studies.

General and Administrative

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$30,851	$21,388	$9,463	44%

General and administrative expenses for the three months ended March 31, 2021 increased by $9.5 million, or 44%, compared to the three months ended March 31, 2020. The increase was due primarily to an increase of $7.7 million in employee-related costs, an increase of $0.9 million in amortization expense, an increase of $0.5 million in outside professional services expense, an increase of $0.4 million in insurance, and an increase of $0.4 million in third-party purchased software costs, partially offset by a $0.7 million expense to settle a contract dispute in the first quarter of 2020 and a decrease of $0.5 million in non-income tax expense.

General and administrative headcount increased approximately 31% from the first quarter of 2020 to the first quarter of 2021. Excluding the impact of 2020 acquisitions, general and administrative headcount increased approximately 23%. Employee-related costs increased due primarily to a $3.4 million increase in salaries and benefits (including $1.0 million from 2020 acquisitions), a $3.7 million increase in stock-based compensation expense, including $2.3 million of new PSU grants for executives, $1.0 million increase in compensation expense related to our bonus plans, and a $0.2 million increase in contract and temporary employee costs, partially offset by $0.6 million decrease in travel costs.

Amortization increased due to acquired intangibles from our 2020 acquisitions of TTR and Business Licenses. Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, support services, and training programs and acquisition related costs. Insurance expenses increased due to higher insurance premiums in the current year. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. During the three months ended March 31, 2020, we agreed to settle a contract dispute, with no comparable costs in the current period. Non-income tax expense decreased due primarily to lower foreign indirect taxes.

Total Other (Income) Expense, Net

	For the Three Months Ended March 31,		Change
	2021	2020	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(24)	$(1,442)	$1,418
Other (income) expense, net	2,274	(3,372)	5,646
Total other (income) expense, net	$2,250	$(4,814)	$7,064

Total other expense for the three months ended March 31, 2021 was $2.3 million compared to other income of $4.8 million for the three months ended March 31, 2020. Interest income decreased due primarily to a decline in the interest rate earned on our cash and cash equivalents. Other (income) expense, net was $2.3 million other expense for the three months ended March 31, 2021 compared to $3.4 million other income for the three months ended March 31, 2020, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the three months ended March 31, 2021, the adjustments to fair value increased the carrying value of the earnout liability for our acquisitions of TTR and Business Licenses, resulting in other expense of $1.4 million. During the three-months ended March 31, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.5 million. The fair value of the Portway acquisition earnout liability decreased at March 31, 2020 due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the onset of the COVID-19 pandemic.

Provision for Income Taxes

	For the Three Months Ended March 31,		Change
	2021	2020	Amount
	(dollars in thousands)
Provision for income taxes	$2,357	$417	$1,940

The provision for income taxes for the three months ended March 31, 2021 was $2.4 million compared to a provision for income taxes of $0.4 million for the three months ended March 31, 2020. The effective income tax rate was an expense of 8.5% for the three months ended March 31, 2021 compared to an expense of 2.8% for the three months ended March 31, 2020. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax expense and increase in the effective rate is due primarily to measurement period adjustments related to the 2020 acquisition of TTR recorded during the three months ended March 31, 2021 (see Note 5 in the Notes to Consolidated Financial Statements).

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in 2021. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions and public offerings of our common stock. As of March 31, 2021, we had $638.8 million of cash and cash equivalents, most of which was held in money market accounts.

On April 1, 2021, we acquired the outstanding equity of Inposia for €30 million (approximately $35.2 million using the exchange rate on April 1, 2021) subject to certain purchase price adjustments and closing conditions. In connection with this agreement, we previously paid to Inposia shareholders a $2.4 million deposit in the fourth quarter of 2020. On April 20, 2021, we acquired substantially all the assets of Davo for aggregate cash consideration of approximately $26.2 million.

Borrowings

As of March 31, 2021, we had no credit facilities or borrowings outstanding.

Future Cash Requirements

As of March 31, 2021, our cash and cash equivalents included proceeds from our previous public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $638.8 million as of March 31, 2021 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating Activities	$(28,247)	$(24,471)
Investing Activities	(5,844)	(1,600)
Financing Activities	13,554	13,734

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

For the three months ended March 31, 2021, net cash used in operating activities was $28.2 million compared to net cash used of $24.5 million for the three months ended March 31, 2020. The increase in cash used in operations of $3.8 million was due primarily to the timing of cash payments from a large international customer that was slow to pay during the three months ended March 31, 2021 compared to the prior period. In April 2021, this customer resumed timely payment of amounts owed.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software, and from time to-time, the cash paid for asset and business acquisitions.

For the three months ended March 31, 2021, cash used in investing activities was $5.8 million, compared to cash used of $1.6 million for the three months ended March 31, 2020. The increase in cash used in investing activities of $4.2 million was due primarily to an increase in cash paid for acquisitions of businesses of $2.2 million, an increase in additions of capitalized software of $1.6 million, and an increase in capital expenditures of $0.5 million. In the first quarter of 2021, we paid $1.5 million of additional purchase price to finalize net working capital and other adjustments related to the 2020 acquisitions of TTR and Impendulo and a $0.2 million deposit for the acquisition of Davo that closed in the second quarter of 2021.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the three months ended March 31, 2021, cash provided by financing activities was $13.6 million compared to cash provided of $13.7 million for the three months ended March 31, 2020. This decrease in cash provided by financing activities of $0.1 million was due primarily to a $2.4 million decrease in cash proceeds from exercise of stock options, a $2.0 million increase in deferred cash payments related to business combinations, a $0.6 million increase in deferred cash payments related to asset acquisition earnouts, and a $3.6 million increase in customer fund obligations in the first quarter of 2021 compared to a $3.9 million increase in customer fund obligations in the prior period, partially offset by a $3.8 million decrease in deferred cash payments related to business combination earnouts and a $1.4 million increase in cash proceeds from common stock purchased under our employee stock purchase plan.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, our purchase commitments increased approximately $20 million compared to December 31, 2020, primarily related to software hosting and software license subscriptions that extend up to three years beyond March 31, 2021. There were no other material changes to our contractual obligations as of March 31, 2021 compared to December 31, 2020.

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

•

We calculate non-GAAP operating loss as GAAP operating loss before the stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments. We calculate non-GAAP net loss as GAAP net loss before the stock-based compensation expense, amortization of acquired intangibles, and goodwill impairments.

•	We define free cash flow as net cash used in operating activities less cash used for the purchases of property and equipment and capitalized software development costs.
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

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended March 31,
	2021	2020

Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$44,671	$34,254
Stock-based compensation expense	(2,207)	(1,196)
Amortization of acquired intangibles	(2,020)	(1,230)
Non-GAAP Cost of Revenue	$40,444	$31,828

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$108,930	$77,189
Stock-based compensation expense	2,207	1,196
Amortization of acquired intangibles	2,020	1,230
Non-GAAP Gross Profit	$113,157	$79,615

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	69%
Stock-based compensation expense as a percentage of revenue	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%
Non-GAAP Gross Margin	74%	71%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$39,156	$25,847
Stock-based compensation expense	(5,286)	(2,394)
Amortization of acquired intangibles	—	—
Non-GAAP Research and Development Expense	$33,870	$23,453

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$64,304	$49,634
Stock-based compensation expense	(4,266)	(2,815)
Amortization of acquired intangibles	(1,540)	(607)
Non-GAAP Sales and Marketing Expense	$58,498	$46,212

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$30,851	$21,388
Stock-based compensation expense	(7,018)	(3,326)
Amortization of acquired intangibles	(861)	(4)
Non-GAAP General and Administrative Expense	$22,972	$18,058

Reconciliation of Non-GAAP Operating Loss:
Operating loss	$(25,381)	$(19,680)
Stock-based compensation expense	18,777	9,731
Amortization of acquired intangibles	4,421	1,841
Non-GAAP Operating Loss	$(2,183)	$(8,108)

Reconciliation of Non-GAAP Net Loss:
Net loss	$(29,988)	$(15,283)
Stock-based compensation expense	18,777	9,731
Amortization of acquired intangibles	4,421	1,841
Non-GAAP Net Loss	$(6,790)	$(3,711)

Free cash flow:
Net cash used in operating activities(1)	$(28,247)	$(24,471)
Less: Purchases of property and equipment(2)	(1,366)	(883)
Less: Capitalized software development costs(2)	(2,311)	(717)
Free cash flow	$(31,924)	$(26,071)

(1)We have presented corrected net cash used in operating activities for the three months ended March 31, 2020. The correction to net cash used in operating activities resulted in a change of $0.2 million for the three months ended March 31, 2020.

(2)Capitalized software development costs were previously included in purchases of property and equipment and does not impact previously reported free cash flow.

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the fourth quarter of 2020 includes a one-time reconciling adjustment related to the impact of business combinations.

	Three Months Ended
	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019
	(in thousands)
Total revenue	$153,601	$144,760	$127,879	$116,487	$111,443	$107,627	$98,525	$91,299
Add:
Deferred revenue (end of period)	225,531	209,690	180,640	167,719	165,369	161,241	148,466	138,811
Contract liabilities (end of period)	12,466	10,134	7,673	6,195	6,330	5,197	4,843	4,508
Less:
Deferred revenue (beginning of period)	(209,690)	(180,640)	(167,719)	(165,369)	(161,241)	(148,466)	(138,811)	(132,714)
Contract liabilities (beginning of period)	(10,134)	(7,673)	(6,195)	(6,330)	(5,197)	(4,843)	(4,508)	(4,208)
Deferred revenue assumed in business combinations	—	(9,194)	—	—	—	—	—	—
Calculated billings	$171,774	$167,077	$142,278	$118,702	$116,704	$120,756	$108,515	$97,696

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our 2020 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $638.8 million and $673.6 million as of March 31, 2021 and December 31, 2020, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

At March 31, 2021, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2021 and 2020, approximately 7% and 6% of our revenues, respectively, were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2021.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no recent sales of unregistered securities.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

10.1*	Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under 2018 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: May 7, 2021	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)