Form 10-Q
period 2021-06-30
AVALARA, INC.
filed 2021-08-06
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 86,316,219 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$639,479	$673,593
Restricted cash	37,700	19,953
Trade accounts receivable—net of allowance for doubtful accounts of $5,385 and $3,983, respectively	85,531	75,857
Deferred commissions	14,781	12,245
Prepaid expenses and other current assets	28,638	20,098
Total current assets before customer fund assets	806,129	801,746
Funds held from customers	45,580	30,598
Receivable from customers—net of allowance of $945 and $593, respectively	532	563
Total current assets	852,241	832,907
Noncurrent assets:
Restricted cash	103	37,700
Deferred commissions	45,862	38,625
Operating lease right-of-use assets—net	49,161	52,320
Property and equipment—net	38,633	34,713
Intangible assets—net	89,671	86,513
Goodwill	596,674	513,234
Other noncurrent assets	7,609	6,321
Total assets	$1,679,954	$1,602,333
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$17,477	$20,280
Accrued expenses	81,964	84,532
Deferred revenue	237,537	208,026
Accrued purchase price related to acquisitions	48,816	22,473
Accrued earnout liabilities	25,371	749
Operating lease liabilities	12,121	11,339
Total current liabilities before customer fund obligations	423,286	347,399
Customer fund obligations	46,909	31,549
Total current liabilities	470,195	378,948
Noncurrent liabilities:
Deferred revenue	1,858	1,664
Accrued purchase price related to acquisitions	2,618	49,057
Accrued earnout liabilities	42,665	34,468
Operating lease liabilities	51,359	56,625
Deferred tax liability	5,340	1,031
Other noncurrent liabilities	570	380
Total liabilities	574,605	522,173
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at June 30, 2021 and December 31, 2020, and 20,000 shares authorized as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value – 86,253 and 85,058 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, and 600,000 shares authorized as of June 30, 2021 and December 31, 2020	9	9
Additional paid-in capital	1,723,762	1,640,867
Accumulated other comprehensive loss	(1,407)	(1,339)
Accumulated deficit	(617,015)	(559,377)
Total shareholders’ equity	1,105,349	1,080,160
Total liabilities and shareholders' equity	$1,679,954	$1,602,333

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2021	2020
Revenue:
Subscription and returns	$152,442	$108,519
Professional services	16,625	7,968
Total revenue	169,067	116,487
Cost of revenue:
Subscription and returns	40,983	28,779
Professional services	7,692	4,551
Total cost of revenue	48,675	33,330
Gross profit	120,392	83,157
Operating expenses:
Research and development	40,111	26,844
Sales and marketing	71,897	46,040
General and administrative	35,244	20,322
Total operating expenses	147,252	93,206
Operating loss	(26,860)	(10,049)
Other (income) expense:
Interest income	(23)	(168)
Other (income) expense, net	961	122
Total other (income) expense, net	938	(46)
Loss before income taxes	(27,798)	(10,003)
(Benefit from) provision for income taxes	(148)	137
Net loss	$(27,650)	$(10,140)

Net loss per share attributable to common shareholders, basic and diluted	$(0.32)	$(0.13)
Weighted average shares of common stock outstanding, basic and diluted	86,090	78,924

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2021	2020
Revenue:
Subscription and returns	$291,760	$214,065
Professional services	30,908	13,865
Total revenue	322,668	227,930
Cost of revenue:
Subscription and returns	79,146	58,296
Professional services	14,200	9,288
Total cost of revenue	93,346	67,584
Gross profit	229,322	160,346
Operating expenses:
Research and development	79,267	52,691
Sales and marketing	136,201	95,674
General and administrative	66,095	41,710
Total operating expenses	281,563	190,075
Operating loss	(52,241)	(29,729)
Other (income) expense:
Interest income	(47)	(1,610)
Other (income) expense, net	3,235	(3,250)
Total other (income) expense, net	3,188	(4,860)
Loss before income taxes	(55,429)	(24,869)
Provision for income taxes	2,209	554
Net loss	$(57,638)	$(25,423)

Net loss per share attributable to common shareholders, basic and diluted	$(0.67)	$(0.32)
Weighted average shares of common stock outstanding, basic and diluted	85,765	78,414

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2021	2020
Net loss	$(27,650)	$(10,140)
Other comprehensive income — Foreign currency translation	322	435
Total comprehensive loss	$(27,328)	$(9,705)

	For the Six Months Ended June 30,
	2021	2020
Net loss	$(57,638)	$(25,423)
Other comprehensive (loss) income — Foreign currency translation	(68)	1,060
Total comprehensive loss	$(57,706)	$(24,363)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,638)	$(25,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,012	21,978
Depreciation and amortization	16,101	7,999
Impairment of capitalized cloud computing costs	345	—
Deferred income tax expense	2,279	135
Non-cash operating lease costs	4,708	3,960
Non-cash change in earnout liabilities	2,531	(2,325)
Non-cash bad debt expense	976	1,373
Other	(122)	(434)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,412)	(8,991)
Prepaid expenses and other current assets	(10,563)	(3,486)
Deferred commissions	(9,773)	(4,940)
Other noncurrent assets	(1,597)	(1,643)
Trade payables	(2,890)	2,891
Accrued expenses	(3,532)	(9,750)
Deferred revenue	28,819	6,477
Operating lease liabilities	(5,941)	(4,795)
Net cash used in operating activities	(2,697)	(16,974)
Cash flows from investing activities:
Purchase of property and equipment	(3,070)	(1,992)
Capitalized software development costs	(5,953)	(1,564)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(24,009)	—
Cash paid for acquired intangible assets	(1,500)	—
Net cash used in investing activities	(34,532)	(3,556)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,197	25,423
Proceeds from purchases of stock under employee stock purchase plan	7,088	5,716
Acquisition-related post-closing payments	(20,821)	—
Payments related to business combination earnouts	—	(3,760)
Payments related to asset acquisition earnouts	(690)	(65)
Net increase (decrease) in customer fund obligations	2,895	(1,981)
Net cash (used in) provided by financing activities	(1,331)	25,333
Foreign currency effect	(422)	(202)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(38,982)	4,601
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	761,844	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$722,862	$495,934
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$639,479	$474,411
Restricted cash	37,803	—
Restricted cash equivalents—funds held from customers	45,580	21,523
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$722,862	$495,934

	For the Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—
Cash paid for operating lease liabilities	7,226	6,771
Cash paid for income taxes	437	499

Non-cash investing and financing activities:
Stock issued related to business combinations	$22,971	$7,500
Accrued purchase price related to acquisitions	2,600	—
Accrued value of earnout related to acquisitions of businesses	26,818	—
Customer fund obligations assumed in business combinations	12,464	—
Accrued purchase of intangible assets	475	110
Property and equipment additions in accounts payable and accrued expenses	682	836
Fair value of common stock issued to purchase intangible assets	—	87
Operating lease right-of-use assets in exchange for lease obligations	1,549	6,562
Stock-based compensation costs capitalized to internally developed software	549	96

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with transaction tax requirements worldwide. The Company offers a broad and growing suite of compliance solutions for transaction and other product-related taxes such as sales and use tax, value-added tax (“VAT”), fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, communications tax, and insurance premium tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries outside of the U.S. in Brazil, Canada, Europe, and India, which conduct sales and operations and provide business development, software development, and support services.

2.	Significant Accounting Policies

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. The accompanying interim consolidated balance sheet as of June 30, 2021, the consolidated interim statements of operations and consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

To correct this classification error, amounts previously reported as investing activities for the changes in funds held from customers for the six months ended June 30, 2020 are reported as restricted cash equivalents in the consolidated statement of cash flows. The correction resulted in a change of $0.9 million to net cash used in operating activities and a change of $2.0 million to net cash used in investing activities for the six months ended June 30, 2020. The correction had no impact on the consolidated balance sheets, consolidated statements of operations, or the consolidated statements of comprehensive loss.

The following table presents the consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	For the Six Months Ended
	June 30, 2020
	As Previously Reported	ASU 2016-18 Adjustments	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities:
Other	$445	$(879)	$(434)
Net cash used in operating activities	(16,095)	(879)	(16,974)
Cash flows from investing activities:
Net (increase) decrease in customer fund assets	1,981	(1,981)	—
Net cash used in investing activities	(1,575)	(1,981)	(3,556)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	7,461	(2,860)	4,601
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	466,950	24,383	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$474,411	$21,523	$495,934

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company, its subsidiaries, and a variable interest entity for which the Company is the primary beneficiary, after elimination of all intercompany accounts and transactions.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the three and six months ended June 30, 2021, respectively, or the year ended December 31, 2020.

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded expenses from increases in the fair value of earnout liabilities related to business combinations of $1.2 million and $2.5 million for the three and six months ended June 30, 2021, respectively. The Company recorded expenses from increases in the fair value of earnout liabilities related to business combinations of $0.2 million and income from decreases in the fair value of $2.3 million for the three and six months ended June 30, 2020, respectively. (See Note 3).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the six months ended June 30, 2021, or 2020.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, restricted stock unit (“RSU”) or performance share unit (“PSU”) issued under the 2018 Equity Incentive Plan (the “2018 Plan”), or purchase rights issued under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”) at the grant date. The fair value of stock options and purchase rights issued under the ESPP is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU or PSU is determined using the fair value of the Company’s underlying common stock on the grant date. The stock-based compensation expense recognized over the performance period for PSUs will equal the fair value of the PSU on the grant date multiplied by the number of PSUs that are earned. Furthermore, the quarterly expense recognized during the performance period for PSUs is based on an estimate of the Company’s future performance and the expected payout level. Changes to management’s estimate of future performance result in adjustments to the stock-based compensation expense for PSUs and are recognized prospectively over the remaining service period. The Company accounts for forfeitures as they occur.

Revenue Recognition

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

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

3.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$564,799	$564,799	$—	$—
Earnouts related to business combinations	67,454	—	—	67,454

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$649,603	$649,603	$—	$—
Earnouts related to business combinations	34,501	—	—	34,501

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

The Company estimates the fair value of earnout liabilities for business combinations using either probability-weighted discounted cash flows and Monte Carlo simulations or a scenario-based approach. The earnout liability associated with the acquisition of Davo Technologies LLC (“Davo”) is based on the achievement of specific revenue growth thresholds through March 2023. As of June 30, 2021, the earnout liability associated with the acquisition of Davo was valued utilizing a discount rate of 8%. The Davo discount rate was calculated using a top-down approach based on the internal rate of return, risk-free rate, and operating leverage factor. The earnout liability associated with the 2020 acquisition of TTR is based on the achievement of specific revenue growth thresholds through December 2022. As of June 30, 2021, the earnout liability associated with the acquisition of TTR was valued utilizing a discount rate of 13%. The TTR discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity and asset betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. The earnout liability associated with the 2020 acquisition of Business Licenses is based on the achievement of certain performance metrics through November 2024. As of June 30, 2021, the earnout liability associated with the acquisition of Business Licenses was valued utilizing a discount rate of 4.4% based on the Company’s estimated pre-tax cost of debt. The Business Licenses earnout was assumed by management to have a high probability of achievement.

The earnout period for the 2019 acquisition of Portway International Inc. (“Portway”) ended as of January 31, 2021 and did not result in any additional earnout payments due to not meeting the revenue targets.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$37,653	$3,599
Fair value recorded at acquisition	28,620	—
Payments of earnout liabilities	—	(3,750)
Total unrealized loss included in other (income) expense, net	1,181	184
Balance end of period	$67,454	$33

	For the Six Months Ended June 30,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$34,501	$13,808
Fair value recorded at acquisition	28,620	—
Measurement period adjustment	1,802	—
Payments of earnout liabilities	—	(11,450)
Total unrealized net (gain) loss included in other (income) expense, net	2,531	(2,325)
Balance end of period	$67,454	$33

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, long-lived assets and deferred revenue, and the Company’s liabilities for the accrued purchase price related to acquisitions, are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. During the three and six months ended June 30, 2021, assets acquired and liabilities assumed in business combinations, including trade accounts receivable, property and equipment, intangible assets, and deferred revenue, were measured at fair value on the date of the acquisition. In addition, certain operating lease right-of-use assets were measured at fair value on the date of acquisition or the date of lease commencement or modification, as applicable. There were no additional fair value measurements of these assets during the first half of 2021, except as discussed in Note 5.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Life (Years)	2021	2020
Computer equipment and software	3 to 5	$16,787	$15,749
Internally developed software	3 to 6	17,009	10,438
Furniture and fixtures	5	6,497	6,651
Office equipment	3 to 5	1,093	1,006
Leasehold improvements	1 to 10	29,862	29,928
		71,248	63,772
Accumulated depreciation		(32,615)	(29,059)
Property and equipment—net		$38,633	$34,713

Depreciation expense was $2.8 million and $5.4 million for the three and six months ended June 30, 2021, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2020, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses	$25,800	$13,968
Deposits	185	2,557
Other	2,653	3,573
Total	$28,638	$20,098

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued payroll and related taxes	$10,707	$7,903
Accrued federal, state, local, and foreign taxes	3,812	4,338
Accrued bonus	20,441	29,518
Self-insurance reserves	1,744	1,563
Employee stock purchase plan contributions	6,530	5,927
Accrued sales commissions	6,881	5,563
Accrued partner commissions	9,363	9,173
Contract liabilities	11,406	10,134
Other	11,080	10,413
Total	$81,964	$84,532

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations. See Contract Liabilities in Note 6.

5.	Acquisitions of Businesses

April 2021 Acquisition of Inposia

On April 1, 2021, the Company acquired the outstanding equity of Inposia Solutions, GmbH (“Inposia”) under a Share Purchase Agreement (the “Inposia Purchase”). Inposia is a German software company that delivers e-invoicing, digital tax reporting, and system and data integration to support digital transformation efforts and address real-time compliance requirements for businesses. Inposia will build upon Avalara’s existing e-invoicing capabilities in Brazil and India to support customers worldwide with real-time compliance. The Company accounted for the Inposia Purchase as a business combination. Acquisition-related costs of $1.3 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense, of which $1.0 million was incurred in the second half of 2020 and $0.3 million was incurred in the first half of 2021.

The total consideration transferred related to this transaction was €31.9 million (or approximately $37.6 million using the exchange rate on April 1, 2021), consisting of $12.2 million cash paid at closing, a $2.4 million cash deposit paid in the fourth quarter of 2020, 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million. A portion of shares issued are held in escrow as of June 30, 2021, and will be released to the Inposia shareholders over the next 18 months, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares held in escrow are considered issued and outstanding, and are recorded in shareholders’ equity on the consolidated balance sheet as of June 30, 2021.

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Inposia Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Cash and cash equivalents	$1,264
Trade accounts receivable	1,767
Other current assets	268
Operating lease right-of-use assets	928
Property and equipment	98
Developed technology, customer relationships, and other intangibles	12,684
Goodwill	27,702
Other noncurrent assets	35
Total assets acquired	44,746
Liabilities assumed:
Trade payables and accrued expenses	1,340
Deferred revenue	811
Other liabilities, noncurrent	106
Operating lease liabilities	928
Deferred tax liability	3,919
Total liabilities assumed	7,104
Net assets acquired	$37,642

The estimated fair values for acquired intangible assets, deferred revenue, and deferred tax liabilities are preliminary in nature and subject to adjustment when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Inposia Purchase approximates the fair value. The fair value of deferred revenue was estimated using the income approach, utilizing a bottom-up method that estimated the costs required to support the remaining obligations plus an assumed profit margin, and discounted to present value utilizing a risk-adjusted discount rate of 4.0%.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Inposia Purchase is 5.9 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Inposia Purchase are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$1,585	Multi-period excess earnings-income approach	18.5%	8 years
Developed technology	9,572	Relief from royalty-income approach	18.5%	6 years
Noncompetition agreements	1,292	With-and-without valuation-income approach	18.5%	3 years
Tradename	235	Relief from royalty-income approach	18.5%	3 years

The excess of the purchase price over the net identified tangible and intangible assets is $27.7 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

For the period from the date of the Inposia Purchase through June 30, 2021, revenue was $2.1 million and pre-tax loss was $0.5 million from the Inposia business.

April 2021 Acquisition of Davo

On April 20, 2021, the Company acquired substantially all the assets of Davo under an Asset Purchase Agreement (the “Davo Purchase”). Davo helps emerging small businesses automate the daily and ongoing requirements for sales tax. As a result of the acquisition, Davo extends Avalara’s ability to provide integrated sales tax compliance processes to alleviate the burden of compliance on small businesses. The Company accounted for the Davo Purchase as a business combination. Acquisition-related costs of $0.1 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

The total consideration transferred related to this transaction was $55.0 million, consisting of $23.5 million cash paid at close, a $0.3 million cash deposit paid in the first quarter of 2021, an acquisition holdback with a fair value upon acquisition of $2.6 million, and an earnout provision with a fair value upon acquisition of $28.6 million. The acquisition holdback represents an additional $2.6 million of cash to be paid Davo shareholders over the next 18 months, subject to reduction for certain indemnifications and other potential obligations of Davo shareholders. The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, noncurrent portion on the consolidated balance sheet as of June 30, 2021. The earnout will be calculated as a multiple of certain performance metrics during the 12-month measurement periods ending March 31, 2022 and 2023, and there is not a stated minimum or maximum payment required under the earnout. Of the earnout liability recognized at the date of the business combination, $14.2 million is recorded in accrued earnout liabilities, current and $14.4 million is recorded in accrued earnout liabilities, noncurrent. The earnout liability is adjusted to fair value quarterly (See Note 3).

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Davo Purchase as of the acquisition date are provided in the following table (in thousands):

Assets acquired:
Cash and cash equivalents	$198
Funds held from customers	12,464
Trade accounts receivable	119
Other current assets	58
Operating lease right-of-use assets	46
Developed technology, customer relationships, and other intangibles	6,427
Goodwill	48,426
Other noncurrent assets	2
Total assets acquired	67,740
Liabilities assumed:
Accrued expenses	117
Deferred revenue	75
Operating lease liabilities	46
Customer fund obligations	12,464
Total liabilities assumed	12,702
Net assets acquired	$55,038

The estimated fair values for acquired intangible assets and earnout consideration are preliminary in nature and subject to adjustment, when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Davo Purchase approximates the fair value.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Davo Purchase is

7.0 years.A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Davo Acquisition are provided in the below table (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$4,350	Multi-period excess earnings-income approach and replacement cost method-cost approach	14.5%	8 years
Developed technology	1,800	Relief from royalty-income approach	14.5%	5 years
Noncompetition agreements	191	With-and-without valuation-income approach	16.5%	5 years
Tradename	86	Relief from royalty-income approach	14.5%	1 years

The excess of the purchase price over the net identified tangible and intangible assets is $48.4 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Davo Purchase through June 30, 2021, revenue was $0.5 million and pre-tax loss was $0.4 million from the Davo business.

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

Measurement period adjustments recognized in the first quarter of 2021 related to the finalization of the estimated fair values for customer relationships, contract backlog, and earnout liability, and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of June 30, 2021 is presented below (in thousands):

	Previously	Purchase Price Allocation
	Reported	Measurement Period	As
	As of December 31, 2020	Adjustment	Adjusted
Cash paid at closing	$294,017	$—	$294,017
Fair value of holdbacks	57,477	(217)	57,260
Fair value of earnout provision	15,740	3,131	18,871
Total consideration	$367,234	$2,914	$370,148

Estimated fair values of the assets acquired and the liabilities assumed in the TTR Merger as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously Reported	Purchase Price Allocation
	As of	Measurement Period	As
	December 31, 2020	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$2,294	$—	$2,294
Trade accounts receivable	5,966	—	5,966
Other current assets	93	—	93
Operating lease right-of-use assets	1,760	—	1,760
Property and equipment	848	—	848
Developed technology, customer relationships, and other intangibles	49,000	(7,500)	41,500
Goodwill	327,039	8,526	335,565
Total assets acquired	387,000	1,026	388,026
Liabilities assumed:
Trade payables and accrued expenses	731	—	731
Deferred revenue	8,500	—	8,500
Operating lease liabilities	1,760	—	1,760
Deferred tax liability	8,775	(1,888)	6,887
Total liabilities assumed	19,766	(1,888)	17,878
Net assets acquired	$367,234	$2,914	$370,148

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

Intangible	Previously Reported Assigned Value As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Reported Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$26,000	$(5,000)	$21,000	Multi-period excess earnings-income approach	18%	6 years
Developed technology	9,600	—	9,600	Relief from royalty-income approach and replacement cost method-cost approach	17% to 18%	3 to 6 years
Tradename	5,800	—	5,800	Relief from royalty-income approach	17%	2 years
Contract backlog	5,800	(2,500)	3,300	Multi-period excess earnings-income approach	17%	3 years
Noncompetition agreements	1,800	—	1,800	With-and-without valuation-income approach	19%	5 years

The excess of the purchase price over the net identified tangible and intangible assets is $335.6 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, with $37.7 million included in the current portion on the consolidated balance sheet as of June 30, 2021, and $19.9 million and $37.7 million included in the current and noncurrent portions, respectively, on the consolidated balance sheet as of December 31, 2020. A portion of the acquisition holdback liability in the amount of $19.9 million was settled in the first half of 2021, resulting in additional cash paid of $0.8 million in the first quarter and $18.8 million paid in the second quarter to sellers.

November 2020 Acquisition of Business Licenses

On November 5, 2020, the Company acquired substantially all of the assets of Business Licenses under an Asset Purchase Agreement (the “Business Licenses Purchase”). Business Licenses is a leading provider of license content, software, management, and services that automate and streamline business license compliance for companies of all sizes. As a result of the acquisition, the Company expanded its product offerings to include complementary compliance solutions beyond tax, such as business licenses and registrations. The Company accounted for the Business Licenses Purchase as a business combination.

The total consideration transferred related to this transaction was $93.3 million, consisting of $64.8 million paid in cash at closing, an acquisition holdback with a fair value upon acquisition of $11.1 million, and an earnout provision with a fair value upon acquisition of $17.4 million. The acquisition holdback represents the present value of an additional $11.1 million of cash to be paid after 18 months to Business Licenses’ shareholders, subject to reduction for certain indemnification obligations, discounted utilizing a risk-free discount rate of 0.13%. The maximum earnout payment of up to $20.7 million will be paid, in shares of the Company’s common stock, to Business Licenses’ shareholders following the achievement of certain Business Licenses operating performance metrics during the four years following the acquisition. The potential amount of all future payments that could be required under the earnout is between $0 and $20.7 million. The earnout was originally recognized at fair value at the date of the business combination is adjusted to fair value quarterly (see Note 3).

Measurement period adjustments recognized in the first quarter of 2021 related to the finalization of the estimated fair value of the earnout liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of June 30, 2021 is presented below (in thousands):

	Previously	Purchase Price Allocation
	Reported	Measurement Period	As
	As of December 31, 2020	Adjustment	Adjusted
Cash paid at closing	$64,812	$—	$64,812
Fair value of holdbacks	11,415	(306)	11,109
Fair value of earnout provision	18,728	(1,328)	17,400
Total consideration	$94,955	$(1,634)	$93,321

Estimated fair values of the assets acquired and the liabilities assumed in the Business Licenses Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously	Purchase Price Allocation
	Reported	Measurement Period	As
	As of December 31, 2020	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$120	$—	$120
Trade accounts receivable	1,326	—	1,326
Customer fund assets	1,074	—	1,074
Other current assets	101	—	101
Operating lease right-of-use assets	1,644	—	1,644
Property and equipment	87	—	87
Developed technology, customer relationships, and other intangibles	19,525	—	19,525
Goodwill	73,775	(1,634)	72,141
Other noncurrent assets	31	—	31
Total assets acquired	97,683	(1,634)	96,049
Liabilities assumed:
Accrued expenses	56	—	56
Customer fund obligations	1,028	—	1,028
Operating lease liabilities	1,644	—	1,644
Total liabilities assumed	2,728	—	2,728
Net assets acquired	$94,955	$(1,634)	$93,321

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

The acquisition holdback liability of $11.1 million and $11.4 million is recorded in accrued purchase price related to acquisitions, current portion on the consolidated balance sheet as of June 30, 2021 and noncurrent portion as of December 31, 2020, respectively.

December 2020 Acquisition of Impendulo

On December 1, 2020, the Company acquired the shares of Impendulo (the “Impendulo Purchase”). Impendulo is a London-based provider of insurance tax compliance solutions and offers insurance tax compliance management technology and services, specializing in support for multi-national insurance companies. With the acquisition of Impendulo, the Company expands its product offerings to include insurance premium tax compliance. The Company accounted for the Impendulo Purchase as a business combination.

The total consideration transferred related to this transaction was $14.0 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $1.1 million that was paid in the first quarter of 2021 based on final revenue metrics achieved up to the date of acquisition.

Measurement period adjustments recognized in the first quarter of 2021 relate to the finalization of the net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of June 30, 2021 is presented below (in thousands):

	Previously	Purchase Price Allocation
	Reported	Measurement Period	As
	As of December 31, 2020	Adjustment	Adjusted
Cash paid at closing	$11,713	$—	$11,713
Common stock paid at close	1,190	—	1,190
Cash payable accrual	694	425	1,119
Total consideration	$13,597	$425	$14,022

Estimated fair values of the assets acquired and the liabilities assumed in the Impendulo Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously	Purchase Price Allocation
	Reported	Measurement Period	As
	As of December 31, 2020	Adjustment	Adjusted
Assets acquired:
Cash and cash equivalents	$1,347	$—	$1,347
Trade accounts receivable	371	—	371
Other assets	147	—	147
Developed technology, customer relationships, and other intangibles	3,617	—	3,617
Goodwill	10,217	425	10,642
Total assets acquired	15,699	425	16,124
Liabilities assumed:
Trade payables and accrued expenses	663	—	663
Deferred revenue and contract liabilities	694	—	694
Deferred tax liability	745	—	745
Total liabilities assumed	2,102	—	2,102
Net assets acquired	$13,597	$425	$14,022

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

Pro Forma Financial Information for the 2021 Acquisitions (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Avalara, Inposia, and Davo (which are considered relevant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of January 1, 2020. The unaudited pro forma financial information presented also includes certain business combination accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets, but does not include the fair value adjustment for deferred revenue and contract liabilities. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place as of January 1, 2020.

	For the Six Months Ended June 30,
	2021	2020
Total revenue	$328,007	$232,446
Net loss	(59,030)	(27,597)

6.	Revenue

See Note 2 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,
	2021	2020
Revenue (U.S.):
Subscription and returns
Tax calculations	$83,366	$61,701
Tax returns and compliance management	56,752	40,864
Interest income on funds held for customers	202	58
Total subscription and returns	140,320	102,623
Professional services	14,571	7,331
Total revenue (U.S.)	154,891	109,954
Total revenue (non-U.S.)	14,176	6,533
Total revenue	$169,067	$116,487

	For the Six Months Ended June 30,
	2021	2020
Revenue (U.S.):
Subscription and returns
Tax calculations	$159,763	$120,672
Tax returns and compliance management	109,599	80,297
Interest income on funds held for customers	342	584
Total subscription and returns	269,704	201,553
Professional services	27,859	12,793
Total revenue (U.S.)	297,563	214,346
Total revenue (non-U.S.)	25,105	13,584
Total revenue	$322,668	$227,930

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three and six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Three Months Ended June 30,
	2021	2020
Contract liabilities:
Balance beginning of period	$12,466	$6,330
Contract liabilities transferred to deferred revenue	(5,265)	(2,716)
Addition to contract liabilities	4,205	2,581
Balance end of period	$11,406	$6,195

	For the Six Months Ended June 30,
	2021	2020

Contract liabilities:
Balance beginning of period	$10,134	$5,197
Contract liabilities transferred to deferred revenue	(9,131)	(5,254)
Addition to contract liabilities	10,403	6,252
Balance end of period	$11,406	$6,195

As of June 30, 2021, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Three Months Ended June 30,
	2021	2020
Deferred revenue:
Balance beginning of period	$225,531	$165,369
Revenue recognized	(169,067)	(116,487)
Additional amounts deferred	182,931	118,837
Balance end of period	$239,395	$167,719

	For the Six Months Ended June 30,
	2021	2020

Deferred revenue:
Balance beginning of period	$209,690	$161,241
Revenue recognized	(322,668)	(227,930)
Additional amounts deferred	352,373	234,408
Balance end of period	$239,395	$167,719

As of June 30, 2021, $237.5 million of deferred revenue is expected to be recognized within the next 12 months and is included in current liabilities on the consolidated balance sheets. The remaining amount of deferred revenue is included in noncurrent liabilities and is expected to be recognized within the next 18 months.

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three and six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Three Months Ended June 30,
	2021	2020
Deferred commissions:
Balance beginning of period	$53,230	$40,666
Additional commissions deferred	10,907	5,515
Amortization of deferred commissions	(3,494)	(2,825)
Balance end of period	$60,643	$43,356

	For the Six Months Ended June 30,
	2021	2020
Deferred commissions:
Balance beginning of period	$50,870	$38,416
Additional commissions deferred	16,602	10,412
Amortization of deferred commissions	(6,829)	(5,472)
Balance end of period	$60,643	$43,356

As of June 30, 2021, $14.8 million of deferred commissions are expected to be amortized within the next 12 months and are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions is included in noncurrent assets. There were no impairments of assets related to deferred commissions during the six months ended June 30, 2021 or

2020. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2021 or 2020 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, the remaining performance obligations to which enforceable rights exist are $294.8 million, of which $290.8 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter. Of the remaining performance obligations as of June 30, 2021, $55.4 million relates to non-cancellable amounts that have not yet been invoiced, of which $53.3 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Intangible assets consisted of the following (in thousands):

		June 30, 2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$3,300	$(871)	$2,429
Customer relationships	3 to 10	65,335	(18,961)	46,374
Developed technology (1)	3 to 8	65,724	(32,340)	33,384
Noncompetition agreements	3 to 5	4,565	(1,145)	3,420
Tradename and trademarks	1 to 4	7,006	(2,942)	4,064
		$145,930	$(56,259)	$89,671
(1) Developed technology intangible assets include IPR&D of $0.6M as of June 30, 2021, which is not subject to amortization.

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513
(1) Developed technology intangible assets include IPR&D of $0.6M as of December 31, 2020, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $6.2 million and $10.6 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $3.5 million for the three and six months ended June 30, 2020, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023.Through June 30, 2021, the sellers have earned approximately $1.6 million under the earnout provision since the acquisition date. An earnout liability of $0.6 million was recorded within the current portion of accrued earnout liabilities as of June 30, 2021 for the earnout period ending June 30, 2021 and is expected to be paid in cash to the sellers in the third quarter of 2021.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2021 are summarized as follows (in thousands):

Balance—December 31, 2020	$513,234
Measurement period adjustment - acquisition of Transaction Tax Resources	8,526
Measurement period adjustment - acquisition of Business Licenses	(1,634)
Measurement period adjustment - acquisition of Impendulo	425
Acquisition of Davo	48,426
Acquisition of Inposia	27,702
Cumulative translation adjustments	(5)
Balance—June 30, 2021	$596,674

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of June 30, 2021, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $4.4 million and $8.3 million for the three and six months ended June 30, 2021, respectively, and $3.9 million and $7.7 million for the three and six months ended June 30, 2020, respectively. Sublease income was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Leases that commenced in the first half of 2021 increased operating lease right-of-use assets by $1.7 million.

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

The changes to the Company’s shareholders’ equity during the six months ended June 30, 2021 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	85,057,727	$9	$1,640,867	$(1,339)	$(559,377)	$1,080,160
Exercise of stock options	296,226		5,529			5,529
Vesting of restricted stock units	346,008
Stock-based compensation cost			19,047			19,047
Shares issued under employee stock purchase plan	60,064		7,088			7,088
Loss on translation adjustment				(390)		(390)
Net loss					(29,988)	(29,988)
Balance at March 31, 2021	85,760,025	$9	$1,672,531	$(1,729)	$(589,365)	$1,081,446
Exercise of stock options	253,395		4,668			4,668
Vesting of restricted stock units	75,571					—
Stock-based compensation cost			23,592			23,592
Shares issued for acquisitions of businesses	164,416		22,971			22,971
Gain on translation adjustment				322		322
Net loss					(27,650)	(27,650)
Balance at June 30, 2021	86,253,407	$9	$1,723,762	$(1,407)	$(617,015)	$1,105,349

The changes to the Company’s shareholders’ equity for the six months ended June 30, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294
Exercise of stock options	1,117,805		17,495			17,495
Vesting of restricted stock units	57,832					—
Stock-based compensation cost			12,368			12,368
Shares issued related to business combination earnouts	44,659		3,750			3,750
Gain on translation adjustment				435		435
Net loss					(10,140)	(10,140)
Balance at June 30, 2020	79,514,983	$8	$1,037,470	$(1,659)	$(535,617)	$500,202

11.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of June 30, 2021, the Company had stock options outstanding under the 2018 Plan and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP. The 2018 Plan became effective in connection with the Company’s IPO at which time the 2006 Plan was terminated. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

As of June 30, 2021, 4,046,624 shares were subject to outstanding awards and 12,213,759 shares were available for issuance under the 2018 Plan. As of June 30, 2021, 1,814,676 shares were subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation cost:
Stock options	$3,074	$4,159	$6,297	$8,008
Restricted stock units	14,937	7,487	26,626	12,420
Performance share units	4,632	—	7,464	—
Employee stock purchase plan	949	722	2,252	1,689
Total stock-based compensation cost	$23,592	$12,368	$42,639	$22,117

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the six months ended June 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2021	3,537,014	$28.17	6.89	$483,577
Options granted	—	$—
Options exercised	(549,621)	$18.55
Options cancelled or expired	(20,359)	$16.50
Options outstanding as of June 30, 2021	2,967,034	$30.03	6.53	$390,958
Options exercisable as of June 30, 2021	2,013,423	$22.96	6.02	$279,544

A summary of options outstanding and vested as of June 30, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.50 to $1.90	3,075	0.4	3,075	0.4
$2.86 to $6.40	25,055	1.6	25,055	1.6
$8.04 to $11.72	173,006	2.7	173,006	2.7
$12.20 to $15.06	667,470	5.3	665,341	5.3
$16.06 to $24.00	946,070	6.6	642,801	6.6
$31.99 to $42.21	669,063	7.5	349,041	7.5
$55.10 to $99.65	441,140	8.3	152,773	8.3
$124.35 to $151.76	42,155	9.2	2,331	9.1
	2,967,034		2,013,423

The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $70.7 million and $131.2 million, respectively.

There were no options granted during the six months ended June 30, 2021. The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $30.06 per share. During the six months ended June 30, 2021, 623,337 options vested. There were 953,611 options unvested as of June 30, 2021.

As of June 30, 2021, $17.2 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 1.9 years.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fair market value of common stock	—	$66.26 - 99.65	—	$66.26 - 99.65
Volatility	—	43%	—	43%
Expected term	—	5-6 years	—	5-6 years
Expected dividend yield	—	n/a	—	n/a
Risk-free interest rate	—	0.33% - 0.51%	—	0.33% - 1.25%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2021	2,359,063	$70.17
RSUs granted	949,563	131.96
RSUs vested	(421,579)	60.76
RSUs cancelled	(113,413)	73.04
RSUs outstanding as of June 30, 2021	2,773,634	$92.63

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of June 30, 2021, $231.5 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 3.1 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Performance Share Units	Value Per Share
PSUs outstanding as of January 1, 2021	—	$—
PSUs granted	120,632	147.39
PSUs vested	—	—
PSUs cancelled	—	—
PSUs outstanding as of June 30, 2021	120,632	$147.39

During the first quarter of 2021, PSUs were granted for the first time and are intended to replace stock option grants for executives. Stock-based compensation cost for PSUs is recognized on a graded vesting basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date and the number of PSUs expected to be earned over the service period. Each PSU grant will vest in annual tranches over a three-year service period. Total units earned for grants made in 2021 may vary between 0% and 250% of the units granted based on the attainment of company-specific performance targets during the related three-year period and continued service. The performance targets are established by the Compensation and Leadership Development Committee of the Board of Directors. All of the PSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.

As of June 30, 2021, $30.3 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 2.1 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2021, 60,064 shares of common stock were purchased under the ESPP.

As of June 30, 2021, there was approximately $0.4 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2021 and will end on July 31, 2021.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(27,650)	$(10,140)	$(57,638)	$(25,423)
Denominator:
Weighted-average common shares outstanding-basic	86,090	78,924	85,765	78,414
Dilutive effect of share equivalents resulting from stock options, restricted stock units, performance share units, and ESPP shares	—	—	—	—
Weighted-average common shares outstanding-diluted	86,090	78,924	85,765	78,414
Net loss per common share, basic and diluted	$(0.32)	$(0.13)	$(0.67)	$(0.32)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common shares	3,115	4,928	3,255	5,296
Unvested restricted stock units	2,746	2,204	2,504	1,879
Unvested performance share units	121	—	98	—
ESPP shares	38	50	22	30
Total	6,020	7,182	5,879	7,205

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

Our business is impacted by the COVID-19 pandemic, which began during the first quarter of 2020 and has resulted in authorities implementing numerous preventative measures to contain or mitigate the extent of the impact, including travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and may continue to cause, business slowdowns or shutdowns in affected areas. Almost all our employees currently work offsite and we expect these arrangements to continue for the majority of our workforce for the remainder of 2021. During the second quarter of 2021, some of the geographic areas we serve and work from began to loosen travel bans and restrictions, and, where it is safe to do so, we have resumed some in-person customer activities and events. However, as the COVID-19 pandemic continues to evolve, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019 (3)	Sep 30, 2019 (3)
Number of core customers (as of end of period) - legacy	16,410	15,580	14,890	14,180	13,560	12,940	12,150	11,400
Number of core customers (as of end of period) - revised(1)	16,570	15,730	15,020	14,300	13,640	13,000	12,240	11,440
Net revenue retention rate - legacy	110%	107%	104%	108%	107%	109%	111%	113%
Net revenue retention rate - revised(2)	116%	113%	115%	116%	114%	117%	N/A	N/A

(1) During the second quarter of 2021, we revised the methodology for calculating core customers to include revenue from SST (see Number of Core Customers below for details). The table above includes the number of core customers using both the legacy and the revised methodologies.

(2) During the second quarter of 2021, we revised the methodology for calculating net revenue retention rate to include revenue from SST. In addition, professional services revenue is no longer included in the revised calculation methodology, as these services tend to be more one-time in nature (see Net Revenue Retention Rate below for details). The table above includes the net revenue retention rate using both the legacy and the revised methodologies.

(3) Net revenue retention rate - revised is not presented for the periods ended December 31, 2019 and September 30, 2019 due to certain prior period data needed to complete the calculation being unavailable.

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. During the second quarter of 2021, we revised our core customer calculation methodology to include revenue from our Streamlined Sales Tax solution (SST), which results in additional customers being included in reported core customers. Under the revised calculation methodology, we had as of June 30, 2021 and December 31, 2020, approximately 16,570 and 15,020 core customers, respectively.

We define a core customer as:

•

a unique account identifier in our primary U.S. billing systems (multiple companies or divisions within a single consolidated enterprise that each have a separate unique account identifier are each treated as separate customers);

•	that is active as of the measurement date; and
•	for which we have recognized, as of the measurement date, greater than $3,000 in total revenue during the previous 12 months.

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

As noted above, we revised our core customer calculation methodology during the second quarter of 2021. Under the prior methodology, revenue from SST was not included in our calculation of total revenue during the previous 12 months. This meant customers that would have otherwise met the definition of a core customer, with inclusion of attributable SST revenue, were excluded from our core customer count as well as our disclosures on the percentage of total revenue attributable to core customers. The revised methodology for core customers includes revenue from SST.

We believe these changes improve the usefulness of this key business metric, which is to measure both the growth of existing customers into core customers and the acquisition of new customers of a certain size.

We also have a substantial number of customers of various sizes that do not meet the revenue threshold to be considered a core customer. Many of these customers are in the emerging and small business segment of the marketplace, which represents strategic value and a growth opportunity for us. Customers who do not meet the revenue threshold to be considered a core customer provide us with market share and awareness, and we anticipate that some may grow into core customers. In addition, we have numerous enterprise-level customers that only utilize our services for small segments of their business, providing opportunities over time for us to extend our relationship and make them core customers.

In addition to customers with whom we have a direct relationship, some of our customers are business application publishers (including ecommerce platforms) that include automated tax determination powered by Avalara. While those platform providers may be core customers to Avalara, their end-user customers generally are not.

Net Revenue Retention Rate

We believe that our net revenue retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it reflects the stability of our revenue base, which is one of our core competitive strengths. We calculate our net revenue retention rate by dividing (a) total subscription and returns revenue in the current quarter from any billing accounts that generated revenue during the corresponding quarter of the prior year by (b) total subscription and returns revenue in such corresponding quarter from those same billing accounts. This calculation includes changes during the period for such billing accounts, such as additional solutions purchased, changes in pricing and transaction volume, and terminations, but does not reflect revenue for new billing accounts added during the one-year period.

Currently, our net revenue retention rate includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems that have not been integrated into our primary U.S. billing systems.

During the second quarter of 2021, we revised our net revenue retention rate calculation methodology. Under the prior methodology, revenue from our SST solution was not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution was not included, while revenue contraction from customers replacing one or more of Avalara’s other solutions with SST was included. The revised calculation methodology for net revenue retention rate includes revenue from SST. In addition, professional services revenue is no longer included in the revised calculation methodology, as these services tend to be more one-time in nature. Under the revised calculation methodology, our net revenue retention rate was 116% for the quarter ended June 30, 2021 and on average has been 115% over the last four quarters ended June 30, 2021. Under the legacy calculation methodology, our net revenue retention rate was 110% for the quarter ended June 30, 2021 and on average has been 107% over the last four quarters ended June 30, 2021.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 90% of our revenue for the six months ended June 30, 2021 and 94% of our revenue for the six months ended June 30, 2020.

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

Our standard subscription contracts are generally non-cancelable after the first 60 days of the contract term. Cancellations under our standard subscription contracts are not material, and do not have a significant impact on revenue recognized. We generally invoice our subscription customers for the initial term at contract signing and upon renewal. Our initial terms generally range from 12 to 18 months, and renewal periods are typically one year. Amounts that have been invoiced are initially recorded as deferred revenue or contract liabilities. Subscription revenue is recognized on a straight-line basis over the service term of the arrangement beginning on the date that our solution is made available to the customer and ending at the expiration of the subscription term.

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

Professional Services. We generate professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and back filing services. We also provide configurations, data migrations, integration, and training, for our subscriptions and returns products. Our 2020 acquisitions of TTR and Business Licenses expanded the scope of professional services we offer to include business licenses and registration services and tax refund claims and recovery assistance. We bill for service arrangements on a fixed fee, milestone, or time and materials basis, and we recognize the transaction price allocated to professional services performance obligations as revenue as services are performed and are collectable under the terms of the associated contracts.

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

Research and Development. Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, and the cost of third-party developers. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. Capitalized software development costs, which consist primarily of employee-related costs, are amortized as cost of subscription and returns revenue. Research and development expenses also include allocated costs for certain information technology and facility expenses, along with depreciation of equipment.

We devote substantial resources to enhancing and maintaining the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. As a result of the current COVID-19 pandemic, we suspended in-person promotional and customer events and converted many of these activities to virtual events, which temporarily reduced these types of marketing expenses. We have begun to resume limited in-person marketing activities in the second half of 2021 where it is safe to do so. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer relationships, customer lists, and backlog from acquisitions.

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit, currently six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year, we set group and individual sales targets and update targets during the year as appropriate. Sales commissions are generally earned based on achievement against these targets.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire and train additional personnel, evaluate and integrate acquisitions, and incur costs as a public company. Specifically, we expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, acquisition evaluation and execution, SEC compliance, and internal control compliance.

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of earnout liabilities for acquisitions accounted for as business combinations, foreign currency gains and losses, and other nonoperating gains and losses.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The comparability of periods covered by our financial statements is impacted by recent acquisitions. In the fourth quarter of 2020, we acquired the outstanding equity of TTR, substantially all the assets of Business Licenses, and the outstanding equity of Impendulo. During the second quarter of 2021, we acquired substantially all the assets of Davo and the outstanding equity of Inposia (See Note 5 in the Notes to Consolidated Financial Statements).

	For the Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenue:
Subscription and returns	$152,442	$108,519
Professional services	16,625	7,968
Total revenue	169,067	116,487
Cost of revenue:
Subscription and returns	40,983	28,779
Professional services	7,692	4,551
Total cost of revenue(1)	48,675	33,330
Gross profit	120,392	83,157
Operating expenses:
Research and development(1)	40,111	26,844
Sales and marketing(1)	71,897	46,040
General and administrative(1)	35,244	20,322
Total operating expenses	147,252	93,206
Operating loss	(26,860)	(10,049)
Other (income) expense, net	938	(46)
Loss before income taxes	(27,798)	(10,003)
(Benefit from) provision for income taxes	(148)	137
Net loss	$(27,650)	$(10,140)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$2,444	$1,477
Research and development	6,069	3,080
Sales and marketing	5,201	2,956
General and administrative	9,521	4,734
Total stock-based compensation	$23,235	$12,247

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$2,394	$1,065
Research and development	—	—
Sales and marketing	2,905	549
General and administrative	894	4
Total amortization of acquired intangibles	$6,193	$1,618

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenue:
Subscription and returns	$291,760	$214,065
Professional services	30,908	13,865
Total revenue	322,668	227,930
Cost of revenue:
Subscription and returns	79,146	58,296
Professional services	14,200	9,288
Total cost of revenue(1)	93,346	67,584
Gross profit	229,322	160,346
Operating expenses:
Research and development(1)	79,267	52,691
Sales and marketing(1)	136,201	95,674
General and administrative(1)	66,095	41,710
Total operating expenses	281,563	190,075
Operating loss	(52,241)	(29,729)
Other (income) expense, net	3,188	(4,860)
Loss before income taxes	(55,429)	(24,869)
Provision for income taxes	2,209	554
Net loss	$(57,638)	$(25,423)

(1) The stock-based compensation expense included above was as follows:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$4,651	$2,673
Research and development	11,355	5,474
Sales and marketing	9,467	5,771
General and administrative	16,539	8,060
Total stock-based compensation	$42,012	$21,978

The amortization of acquired intangibles included above was as follows:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$4,414	$2,295
Research and development	—	—
Sales and marketing	4,445	1,156
General and administrative	1,755	8
Total amortization of acquired intangibles	$10,614	$3,459

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended June 30,
	2021	2020

Revenue:
Subscription and returns	90%	93%
Professional services	10%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	24%	25%
Professional services	5%	4%
Total cost of revenue	29%	29%
Gross profit	71%	71%
Operating expenses:
Research and development	24%	23%
Sales and marketing	43%	40%
General and administrative	21%	17%
Total operating expenses	87%	80%
Operating loss	(16)%	(9)%
Other (income) expense, net	1%	0%
Loss before income taxes	(16)%	(9)%
(Benefit from) provision for income taxes	0%	0%
Net loss	(16)%	(9)%

	For the Six Months Ended June 30,
	2021	2020
Revenue:
Subscription and returns	90%	94%
Professional services	10%	6%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	26%
Professional services	4%	4%
Total cost of revenue	29%	30%
Gross profit	71%	70%
Operating expenses:
Research and development	25%	23%
Sales and marketing	42%	42%
General and administrative	20%	18%
Total operating expenses	87%	83%
Operating loss	(16)%	(13)%
Other (income) expense, net	1%	(2)%
Loss before income taxes	(17)%	(11)%
Provision for income taxes	1%	0%
Net loss	(18)%	(11)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$152,442	$108,519	$43,923	40%
Professional services	16,625	7,968	8,657	109%
Total revenue	$169,067	$116,487	$52,580	45%

Total revenue for the three months ended June 30, 2021 increased by $52.6 million, or 45%, compared to the three months ended June 30, 2020. Subscription and returns revenue for the three months ended June 30, 2021 increased by $43.9 million, or 40%, compared to the three months ended June 30, 2020. Professional services revenue for the three months ended June 30, 2021 increased by $8.7 million, or 109%, compared to the three months ended June 30, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers and recent acquisitions. The increase in total revenue for the three months ended June 30, 2021 compared to the same period in 2020, was due primarily to $15.7 million from new U.S. customers, $15.4 million from recent acquisitions, $11.6 million from existing U.S. customers, $4.9 million from SST revenue growth, and $4.8 million from revenue growth in our international operations. Excluding recent acquisitions, total revenue for the three months ended June 30, 2021 increased by $37.1 million, or 32%, compared to the three months ended June 30, 2020. Of the growth from recent acquisitions, $8.3 million was generated from subscriptions and returns and $7.1 million from professional services. Despite lower transaction rates for the three months ended June 30, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$40,983	$28,779	$12,204	42%
Professional services	7,692	4,551	3,141	69%
Total cost of revenue	$48,675	$33,330	$15,345	46%

Cost of revenue for the three months ended June 30, 2021 increased by $15.3 million, or 46%, compared to the three months ended June 30, 2020. The increase in cost of revenue was due primarily to an increase of $10.7 million in employee-related costs from higher headcount, an increase of $1.5 million in software hosting costs, an increase of $1.3 million in amortization expense, an increase of $1.3 million in allocated overhead cost, and an increase of $0.5 million in depreciation expense.

Cost of revenue headcount increased approximately 48% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, cost of revenue headcount increased approximately 29% due to our continued growth to support our solutions. Employee-related costs increased due primarily to a $7.5 million increase in salaries and benefits (including $4.5 million from recent acquisitions), $1.4 million increase in compensation expense related to our bonus plans, a $1.0 million increase in stock-based compensation expense, and a $0.8 million increase in contract and temporary employee costs.

Software hosting costs increased due primarily to higher transaction volumes and incremental investment in data management and reporting tools. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020.

Gross Profit

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$111,459	$79,740	$31,719	40%
Professional services	8,933	3,417	5,516	161%
Total gross profit	$120,392	$83,157	$37,235	45%
Gross margin
Subscription and returns	73%	73%
Professional services	54%	43%
Total gross margin	71%	71%

Total gross profit for the three months ended June 30, 2021 increased by $37.2 million, or 45% compared to the three months ended June 30, 2020. Total gross margin was 71% for both the three months ended June 30, 2021 and the same period of 2020.

Research and Development

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$40,111	$26,844	$13,267	49%

Research and development expenses for the three months ended June 30, 2021 increased by $13.3 million, or 49%, compared to the three months ended June 30, 2020. The increase was due primarily to an increase of $11.1 million in employee-related costs from higher headcount, an increase of $1.3 million in third-party purchased software costs, and an increase of $0.7 million in outside professional services expense.

Research and development headcount increased approximately 41% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, research and development headcount increased approximately 31%. Employee-related costs increased due primarily to a $6.0 million increase in salaries and benefits (including $1.9 million from recent acquisitions), a $3.0 million increase in stock-based compensation expense, including $0.8 million of new PSU grants for executives, and a $2.1 million increase in compensation expense related to our bonus plans.

Software costs increased due primarily to additional investment in information technology security and reporting tools for product analysis, development, and testing activities. Outside professional services expense increased due primarily to an increase in third-party information technology security services and third-party developer services for product integrations maintenance and support.

Sales and Marketing

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$71,897	$46,040	$25,857	56%

Sales and marketing expenses for the three months ended June 30, 2021 increased by $25.9 million, or 56%, compared to the three months ended June 30, 2020. The increase was due primarily to an increase of $14.1 million in employee-related costs, an increase of $4.8 million in marketing campaign expenses, an increase of $2.6 million for partner commission expense, an increase of $2.4 million in amortization expense, an increase of $1.2 million in allocated overhead cost, and an increase of $0.4 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 41% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, sales and marketing headcount increased approximately 33%. Employee-related costs increased due primarily to a $7.4 million increase in salaries and benefits (including $1.7 million from recent acquisitions), a $2.2 million increase in stock-based compensation expense, a $1.8 million increase in sales commission expense, a $1.3 million increase in contract and temporary employee costs, and a $1.3 million increase in compensation expense related to our bonus plans.

Marketing campaign expenses increased due primarily to increased spending on market research, brand awareness, online advertising and outbound direct mail advertising. Partner commission expense increased due primarily to higher revenues. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Third-party purchased software costs increased due primarily to additional investment in lead generation technology.

General and Administrative

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$35,244	$20,322	$14,922	73%

General and administrative expenses for the three months ended June 30, 2021 increased by $14.9 million, or 73%, compared to the three months ended June 30, 2020. The increase was due primarily to an increase of $9.5 million in employee-related costs, an increase of $3.0 million in outside professional services expense, an increase of $0.9 million in amortization expense, an increase of $0.5 million in third-party purchased software costs, and an increase of $0.5 million in insurance, partially offset by a decrease of $0.7 million in non-income tax expense.

General and administrative headcount increased approximately 36% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, general and administrative headcount increased approximately 29%. Employee-related costs increased due primarily to a $2.8 million increase in salaries and benefits (including $0.9 million from recent acquisitions), a $4.8 million increase in stock-based compensation expense, including $3.4 million of PSU grants for executives, $1.5 million increase in compensation expense related to our bonus plans, and a $0.4 million increase in contract and temporary employee costs.

Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, recruiting services, and training programs and, to a lesser extent, acquisition related costs. Amortization increased due to acquired intangibles from our recent acquisitions. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. Insurance expenses increased due to higher insurance premiums in the current year. Non-income tax expense decreased due primarily to lower state indirect taxes.

Total Other (Income) Expense, Net

	For the Three Months Ended June 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(23)	$(168)	$145
Other (income) expense, net	961	122	839
Total other (income) expense, net	$938	$(46)	$984

Total other (income) expense, net for the three months ended June 30, 2021 was $0.9 million of expense compared to approximately breakeven for the three months ended June 30, 2020. Interest income decreased due primarily to a decline in the interest rate earned on our cash and cash equivalents. Other (income) expense, net was $1.0 million other expense for the three months ended June 30, 2021 compared to $0.1 million other expense for the three months ended June 30, 2020, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the three months ended June 30, 2021, the adjustments to fair value increased the carrying value of the earnout liability for our acquisitions of TTR and Business Licenses, resulting in other expense of $1.2 million. During the three months ended June 30, 2020, the adjustments to fair value increased the carrying value of the earnout liability for our acquisition of Portway, resulting in other expense of $0.2 million.

(Benefit from) Provision for Income Taxes

	For the Three Months Ended June 30,		Change
	2021	2020	Amount
	(dollars in thousands)
(Benefit from) provision for income taxes	$(148)	$137	$(285)

The benefit from income taxes for the three months ended June 30, 2021 was $0.1 million compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2020. The effective income tax rate was 0.5% for the three months ended June 30, 2021 compared to (1.4)% for the three months ended June 30, 2020. The effective tax rate in both quarters differ from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The decrease in expense and increase in effective rate is due primarily to 2021 tax benefits resulting from the Inposia acquisition (see Note 5 in the Notes to Consolidated Financial Statements).

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K, and Brazil, including in the first half of 2021. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$291,760	$214,065	$77,695	36%
Professional services	30,908	13,865	17,043	123%
Total revenue	$322,668	$227,930	$94,738	42%

Total revenue for the six months ended June 30, 2021 increased by $94.7 million or 42%, compared to the six months ended June 30, 2020. Subscription and returns revenue for the six months ended June 30, 2021 increased by $77.7 million, or 36%, compared to the six months ended June 30, 2020. Professional services revenue for the six months ended June 30, 2021 increased by $17.0 million, or 123%, compared to the six months ended June 30, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers and recent acquisitions. The increase in total revenue for the six months ended June 30, 2021 compared to the same period in 2020, was due primarily to $26.7 million from new U.S. customers, $26.0 million from recent acquisitions, $23.3 million from existing U.S. customers, $10.9 million from SST revenue growth, and $8.2 million attributable to revenue growth in our international operations. Excluding recent acquisitions, total revenue for the six months ended June 30, 2021 increased by $68.9 million, or 30%, compared to the six months ended June 30, 2020. Of the growth from recent acquisitions, $14.0 million was generated from subscriptions and returns and $12.0 million from professional services. Despite lower transaction rates for the six months ended June 30, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$79,146	$58,296	$20,850	36%
Professional services	14,200	9,288	4,912	53%
Total cost of revenue	$93,346	$67,584	$25,762	38%

Cost of revenue for the six months ended June 30, 2021 increased by $25.8 million, or 38%, compared to the six months ended June 30, 2020. The increase in cost of revenue in absolute dollars was due primarily to an increase of $20.2 million in employee-related costs from higher headcount, an increase of $2.1 million in amortization expense, an increase of $1.9 million in allocated overhead cost, an increase of $0.9 million in depreciation expense, and an increase of $0.7 million in software hosting costs.

Cost of revenue headcount increased approximately 48% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, cost of revenue headcount increased approximately 29% due to continued growth to support our solutions. Employee-related costs increased due primarily to a $14.9 million increase in salaries and benefits (including $8.0 million from recent acquisitions), $2.4 million increase in compensation expense related to our bonus plans, a $2.0 million increase in stock-based compensation expense, and a $1.4 million increase in contract and temporary employee costs.

Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020. Software hosting costs increased due primarily to higher transaction volumes and incremental investment in data management and reporting tools.

Gross Profit

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$212,614	$155,769	$56,845	36%
Professional services	16,708	4,577	12,131	265%
Total gross profit	$229,322	$160,346	$68,976	43%
Gross margin
Subscription and returns	73%	73%
Professional services	54%	33%
Total gross margin	71%	70%

Total gross profit for the six months ended June 30, 2021 increased $69.0 million, or 43% compared to the six months ended June 30, 2020. Total gross margin was 71% for the six months ended June 30, 2021 compared to 70% for the same period of 2020. This increase in gross margin was due primarily to improved service delivery and efficiency in U.S. professional services.

Research and Development

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$79,267	$52,691	$26,576	50%

Research and development expenses for the six months ended June 30, 2021 increased by $26.6 million, or 50%, compared to the six months ended June 30, 2020. The increase was due primarily to an increase of $22.3 million in employee-related costs from higher headcount, an increase of $3.4 million in third-party purchased software costs, and an increase of $0.9 million in outside professional services expense.

Research and development headcount increased approximately 41% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, research and development headcount increased approximately 31%. Employee-related costs increased due primarily to a $13.0 million increase in salaries and benefits (including $2.9 million from recent acquisitions), a $5.9 million increase in stock-based compensation expense, including $1.3 million of PSU grants for executives, and a $3.7 million increase in compensation expense related to our bonus plans.

Software costs increased due primarily to additional investment in information technology security and reporting tools for product analysis, development, and testing activities. Outside professional services expense increased due primarily to an increase in third-party information technology security services and third-party developer services for product integrations maintenance and support.

Sales and Marketing

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$136,201	$95,674	$40,527	42%

Sales and marketing expenses for the six months ended June 30, 2021 increased by $40.5 million, or 42%, compared to the six months ended June 30, 2020. The increase was due primarily to an increase of $22.9 million in employee-related costs, an increase of $6.6 million in marketing campaign expenses, an increase of $4.1 million for partner commission expense, an increase of $3.3 million in amortization expense, an increase of $1.9 million in allocated overhead cost, an increase of $1.0 million in outside professional services expense, and an increase of $0.8 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 41% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, sales and marketing headcount increased approximately 33%. Employee-related costs increased due primarily to a $13.8 million increase in salaries and benefits (including $2.7 million from recent acquisitions), a $3.9 million increase in sales commission expense, a $3.7 million increase in stock-based compensation expense, a $2.4 million increase in contract and temporary employee costs, and a $2.0 million increase in compensation expense related to our bonus plans, partially offset by a $2.9 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer activities and events beginning in March of 2020 because of the COVID-19 pandemic. During the second half of 2021, we expect to gradually resume in-person customer activities and events, where it is safe to do so, which will increase travel costs that were suspended during the COVID-19 pandemic.

Marketing campaign expenses increased due primarily to increased spending on market research, brand awareness, online advertising, and outbound direct mail advertising. Partner commission expense increased due primarily to higher revenues. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Outside professional services expenses increased due primarily to increased third-party consulting services to improve the customer experience during onboarding, to develop prospective customer data, to produce brand recognition and positioning studies, and services to integrate websites of recent acquisitions. Third-party purchased software costs increased due primarily to increased investment in lead generation technology.

General and Administrative

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$66,095	$41,710	$24,385	58%

General and administrative expenses for the six months ended June 30, 2021 increased by $24.4 million, or 58%, compared to the six months ended June 30, 2020. The increase was due primarily to an increase of $17.2 million in employee-related costs, an increase of $3.6 million in outside professional services expense, an increase of $1.7 million in amortization expense, and a $0.9 million increase in insurance, partially offset by a $1.2 million decrease in non-income tax expense and a $0.7 million expense to settle a contract dispute in the prior year period.

General and administrative headcount increased approximately 36% from the second quarter of 2020 to the second quarter of 2021. Excluding the impact of recent acquisitions, general and administrative headcount increased approximately 29%. Employee-related costs increased due primarily to a $6.3 million increase in salaries and benefits (including $1.8 million from recent acquisitions), a $8.5 million increase in stock-based compensation expense, including $5.7 million of PSU grants for executives, a $2.5 million increase in compensation expense related to our bonus plans, and a $0.6 million increase in contract and temporary employee costs, partially offset by a $0.6 million decrease in travel costs.

Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, support services, recruiting services, training programs and, to a lesser extent, acquisition related costs. Amortization increased due to acquired intangibles from our recent acquisitions. Insurance expenses increased due to higher insurance premiums in the current year. Non-income tax expense decreased due primarily to lower state and foreign indirect taxes. During the six months ended June 30, 2020, we agreed to settle a contract dispute, with no comparable costs in the current period.

Total Other (Income) Expense, Net

	For the Six Months Ended June 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(47)	$(1,610)	$1,563
Other (income) expense, net	3,235	(3,250)	6,485
Total other (income) expense, net	$3,188	$(4,860)	$8,048

Total other income (expense), net for the six months ended June 30, 2021 was $3.2 million of expense compared to $4.9 million of income for the six months ended June 30, 2020. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents. Other income (expense), net was $3.2 million of expense for the six months ended June 30, 2021 compared to $3.3 million of income for the six months ended June 30, 2020, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the first half of 2021, the adjustments to fair value increased the carrying value of the earnout liability for our acquisitions of TTR and Business Licenses, resulting in other expense of $2.5 million. During the first half of 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million.

Provision for Income Taxes

	For the Six Months Ended June 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Provision for income taxes	$2,209	$554	$1,655

The provision for income taxes for the six months ended June 30, 2021 was $2.2 million compared to a provision for income taxes of $0.6 million for the six months ended June 30, 2020. The effective income tax rate was (4.0)% for the six months ended June 30, 2021 compared to (2.2)% for the six months ended June 30, 2020. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax expense and increase in effective rate is due primarily to measurement period adjustments related to the 2020 acquisition of TTR recorded during the first quarter of 2021 (see Note 5 in the Notes to Consolidated Financial Statements).

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K, and Brazil, including in the first half of 2021. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions and public offerings of our common stock. As of June 30, 2021, we had $639.5 million of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

As of June 30, 2021, we had no credit facilities or borrowings outstanding.

Future Cash Requirements

As of June 30, 2021, our cash and cash equivalents included proceeds from our previous public offerings of common stock. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $639.5 million as of June 30, 2021 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating Activities	$(2,697)	$(16,974)
Investing Activities	(34,532)	(3,556)
Financing Activities	(1,331)	25,333

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

For the six months ended June 30, 2021, net cash used in operating activities was $2.7 million compared to net cash used of $17.0 million for the six months ended June 30, 2020. The decrease in cash used in operations of $14.3 million was due primarily to an increase in cash collected from customers as demand for our subscription services continued to grow and to extended payment terms in the prior year that were provided to some of our customers at the onset of the COVID-19 pandemic.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software, and from time to-time, cash paid for asset and business acquisitions.

For the six months ended June 30, 2021, cash used in investing activities was $34.5 million, compared to cash used of $3.6 million for the six months ended June 30, 2020. The increase in cash used in investing activities of $31.0 million was due primarily to an increase in cash paid for acquisitions of businesses of $24.0 million, an increase in additions of capitalized software of $4.4 million, an increase in cash paid for acquired intangible assets of $1.5 million, and an increase in capital expenditures of $1.1 million. In the first half of 2021, we acquired Inposia and Davo for total cash consideration, net of cash acquired of $22.1 million and paid $1.9 million of additional purchase price to finalize net working capital and other adjustments related to the 2020 acquisitions of TTR and Impendulo.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the six months ended June 30, 2021, cash used in financing activities was $1.3 million compared to cash provided of $25.3 million for the six months ended June 30, 2020. This increase in cash used in financing activities of $26.6 million was due primarily to $20.8 million cash paid in the six months ended June 30, 2021 for purchase price holdbacks related to the 2020 acquisition of TTR and the 2019 acquisition of Portway International Inc., a $15.2 million decrease in cash proceeds from exercise of stock options, and a $0.6 million increase in deferred cash payments related to asset acquisition earnouts. These cash outflows were partially offset by a $4.9 million increase in net cash flows related to customer fund obligations in the first half of 2021 compared to the prior period, a $3.8 million decrease in deferred cash payments related to business combination earnouts, and a $1.4 million increase in cash proceeds from common stock purchased under our employee stock purchase plan.

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

Contractual Obligations and Commitments

During the first half of 2021, our purchase commitments increased approximately $51.2 million compared to December 31, 2020, primarily related to software hosting and software license subscriptions that extend up to three years beyond June 30, 2021. There were no other material changes to our contractual obligations as of June 30, 2021 compared to December 31, 2020.

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

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$48,675	$33,330	$93,346	$67,584
Stock-based compensation expense	(2,444)	(1,477)	(4,651)	(2,673)
Amortization of acquired intangibles	(2,394)	(1,065)	(4,414)	(2,295)
Non-GAAP Cost of Revenue	$43,837	$30,788	$84,281	$62,616

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$120,392	$83,157	$229,322	$160,346
Stock-based compensation expense	2,444	1,477	4,651	2,673
Amortization of acquired intangibles	2,394	1,065	4,414	2,295
Non-GAAP Gross Profit	$125,230	$85,699	$238,387	$165,314

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	71%	71%	70%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%	1%
Non-GAAP Gross Margin	74%	74%	74%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$40,111	$26,844	$79,267	$52,691
Stock-based compensation expense	(6,069)	(3,080)	(11,355)	(5,474)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$34,042	$23,764	$67,912	$47,217

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$71,897	$46,040	$136,201	$95,674
Stock-based compensation expense	(5,201)	(2,956)	(9,467)	(5,771)
Amortization of acquired intangibles	(2,905)	(549)	(4,445)	(1,156)
Non-GAAP Sales and Marketing Expense	$63,791	$42,535	$122,289	$88,747

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$35,244	$20,322	$66,095	$41,710
Stock-based compensation expense	(9,521)	(4,734)	(16,539)	(8,060)
Amortization of acquired intangibles	(894)	(4)	(1,755)	(8)
Non-GAAP General and Administrative Expense	$24,829	$15,584	$47,801	$33,642

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(26,860)	$(10,049)	$(52,241)	$(29,729)
Stock-based compensation expense	23,235	12,247	42,012	21,978
Amortization of acquired intangibles	6,193	1,618	10,614	3,459
Non-GAAP Operating Income (Loss)	$2,568	$3,816	$385	$(4,292)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(27,650)	$(10,140)	$(57,638)	$(25,423)
Stock-based compensation expense	23,235	12,247	42,012	21,978
Amortization of acquired intangibles	6,193	1,618	10,614	3,459
Non-GAAP Net Income (Loss)	$1,778	$3,725	$(5,012)	$14

Free cash flow:
Net cash provided by (used in) operating activities(1)	$25,550	$7,497	$(2,697)	$(16,974)
Less: Purchases of property and equipment(2)	(1,704)	(1,109)	(3,070)	(1,992)
Less: Capitalized software development costs(2)	(3,642)	(847)	(5,953)	(1,564)
Free cash flow	$20,204	$5,541	$(11,720)	$(20,530)

(1)We have presented corrected net cash used in operating activities for the three and six months ended June 30, 2020. The correction to net cash used in operating activities resulted in a change of $0.7 million and $0.9 million for the three months and six months ended June 30, 2020, respectively.

(2)Capitalized software development costs were previously included in purchases of property and equipment and does not impact previously reported free cash flow.

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the second quarter of 2021 and the fourth quarter of 2020 include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue assumed in business combinations.

	Three Months Ended
	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019
		(in thousands)
Total revenue	$169,067	$153,601	$144,760	$127,879	$116,487	$111,443	$107,627	$98,525
Add:
Deferred revenue (end of period)	239,395	225,531	209,690	180,640	167,719	165,369	161,241	148,466
Contract liabilities (end of period)	11,406	12,466	10,134	7,673	6,195	6,330	5,197	4,843
Less:
Deferred revenue (beginning of period)	(225,531)	(209,690)	(180,640)	(167,719)	(165,369)	(161,241)	(148,466)	(138,811)
Contract liabilities (beginning of period)	(12,466)	(10,134)	(7,673)	(6,195)	(6,330)	(5,197)	(4,843)	(4,508)
Deferred revenue assumed in business combinations	(886)	—	(9,194)	—	—	—	—	—
Calculated billings	$180,985	$171,774	$167,077	$142,278	$118,702	$116,704	$120,756	$108,515

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $639.5 million and $673.6 million as of June 30, 2021 and December 31, 2020, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

At June 30, 2021, we had no credit facilities in place and had no borrowings outstanding. Any debt we incur in the future may bear interest at variable rates and may expose us to risk related to changes in interest rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and six months ended June 30, 2021 and 2020, approximately 8% and 6% of our revenues, respectively, were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2021.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2021, as partial consideration for the acquisition of the outstanding equity of Inposia, we issued 164,416 shares of common stock, a portion of which were issued to the sellers and a portion of which were issued to the Company as acquisition holdback, payable to the Inposia shareholders over the next 18 months, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares were issued in reliance on exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the issuance of securities did not involve a public offering.

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

AVALARA, INC.

Date: August 6, 2021	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)