Form 10-Q
period 2021-09-30
AVALARA, INC.
filed 2021-11-05
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 86,915,885 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,536,422	$673,593
Restricted cash	37,700	19,953
Trade accounts receivable—net of allowance for doubtful accounts of $5,394 and $3,983, respectively	96,305	75,857
Deferred commissions	15,735	12,245
Prepaid expenses and other current assets	31,102	20,098
Total current assets before customer fund assets	1,717,264	801,746
Funds held from customers	79,884	30,598
Receivable from customers—net of allowance of $912 and $593, respectively	1,280	563
Total current assets	1,798,428	832,907
Noncurrent assets:
Restricted cash	—	37,700
Deferred commissions	47,896	38,625
Operating lease right-of-use assets—net	46,798	52,320
Property and equipment—net	42,645	34,713
Intangible assets—net	88,417	86,513
Goodwill	603,768	513,234
Other noncurrent assets	10,323	6,321
Total assets	$2,638,275	$1,602,333
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$18,741	$20,280
Accrued expenses	91,978	84,532
Deferred revenue	256,182	208,026
Accrued purchase price related to acquisitions	48,869	22,473
Accrued earnout liabilities	29,456	749
Operating lease liabilities	11,839	11,339
Total current liabilities before customer fund obligations	457,065	347,399
Customer fund obligations	81,955	31,549
Total current liabilities	539,020	378,948
Noncurrent liabilities:
Convertible senior notes—net	960,373	—
Deferred revenue	1,701	1,664
Accrued purchase price related to acquisitions	3,889	49,057
Accrued earnout liabilities	46,416	34,468
Operating lease liabilities	48,416	56,625
Deferred tax liability	2,195	1,031
Other noncurrent liabilities	817	380
Total liabilities	1,602,827	522,173
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at September 30, 2021 and December 31, 2020, and 20,000 shares authorized as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value – 86,843 and 85,058 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, and 600,000 shares authorized as of September 30, 2021 and December 31, 2020	9	9
Additional paid-in capital	1,687,579	1,640,867
Accumulated other comprehensive loss	(2,579)	(1,339)
Accumulated deficit	(649,561)	(559,377)
Total shareholders’ equity	1,035,448	1,080,160
Total liabilities and shareholders' equity	$2,638,275	$1,602,333

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,
	2021	2020
Revenue:
Subscription and returns	$164,237	$119,193
Professional services	16,930	8,686
Total revenue	181,167	127,879
Cost of revenue:
Subscription and returns	44,824	31,155
Professional services	8,216	3,777
Total cost of revenue	53,040	34,932
Gross profit	128,127	92,947
Operating expenses:
Research and development	42,574	32,562
Sales and marketing	75,867	49,057
General and administrative	35,887	23,885
Total operating expenses	154,328	105,504
Operating loss	(26,201)	(12,557)
Other (income) expense:
Interest income	(28)	(36)
Interest expense	815	—
Other (income) expense, net	6,168	(185)
Total other (income) expense, net	6,955	(221)
Loss before income taxes	(33,156)	(12,336)
(Benefit from) provision for income taxes	(610)	393
Net loss	$(32,546)	$(12,729)

Net loss per share attributable to common shareholders, basic and diluted	$(0.38)	$(0.15)
Weighted average shares of common stock outstanding, basic and diluted	86,530	82,288

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Nine Months Ended September 30,
	2021	2020
Revenue:
Subscription and returns	$455,997	$333,258
Professional services	47,838	22,551
Total revenue	503,835	355,809
Cost of revenue:
Subscription and returns	123,970	89,451
Professional services	22,416	13,065
Total cost of revenue	146,386	102,516
Gross profit	357,449	253,293
Operating expenses:
Research and development	121,841	85,253
Sales and marketing	212,068	144,731
General and administrative	101,982	65,595
Total operating expenses	435,891	295,579
Operating loss	(78,442)	(42,286)
Other (income) expense:
Interest income	(75)	(1,646)
Interest expense	815	—
Other (income) expense, net	9,403	(3,435)
Total other (income) expense, net	10,143	(5,081)
Loss before income taxes	(88,585)	(37,205)
Provision for income taxes	1,599	947
Net loss	$(90,184)	$(38,152)

Net loss per share attributable to common shareholders, basic and diluted	$(1.05)	$(0.48)
Weighted average shares of common stock outstanding, basic and diluted	86,023	79,715

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2021	2020
Net loss	$(32,546)	$(12,729)
Other comprehensive loss — Foreign currency translation	(1,172)	(225)
Total comprehensive loss	$(33,718)	$(12,954)

	For the Nine Months Ended September 30,
	2021	2020
Net loss	$(90,184)	$(38,152)
Other comprehensive (loss) income — Foreign currency translation	(1,240)	835
Total comprehensive loss	$(91,424)	$(37,317)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(90,184)	$(38,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	65,330	34,799
Depreciation and amortization	25,732	11,923
Asset impairments	—	794
Amortization of debt issuance costs	482	—
Impairment of capitalized cloud computing costs	345	—
Deferred income tax (benefit) expense	(2,036)	193
Non-cash operating lease costs	7,102	6,027
Non-cash change in earnout liabilities	8,711	(2,325)
Non-cash bad debt expense	1,326	1,445
Other	(799)	(221)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,713)	(12,205)
Prepaid expenses and other current assets	(13,721)	(4,179)
Deferred commissions	(12,761)	(7,425)
Other noncurrent assets	(3,719)	(2,698)
Trade payables	(2,327)	4,683
Accrued expenses	5,981	6,247
Deferred revenue	46,876	19,397
Operating lease liabilities	(8,900)	(7,243)
Net cash provided by operating activities	8,725	11,060
Cash flows from investing activities:
Purchase of property and equipment	(4,463)	(2,968)
Capitalized software development costs	(9,608)	(2,706)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(33,555)	—
Cash paid for acquired intangible assets	(1,500)	—
Cash paid for purchases of customer fund available-for-sale securities	(381)	—
Net cash used in investing activities	(49,507)	(5,674)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	—	556,312
Payments of deferred financing costs	—	(300)
Proceeds from convertible senior notes	977,500	—
Payments of debt issuance costs	(17,343)	—
Purchase of capped calls	(75,268)	—
Proceeds from exercise of stock options	18,146	30,717
Proceeds from purchases of stock under employee stock purchase plan	14,446	11,337
Acquisition-related post-closing payments	(20,821)	(2,763)
Payments related to business combination earnouts	(33)	(3,760)
Payments related to asset acquisition earnouts	(1,266)	(65)
Net increase in customer fund obligations	37,942	1,681
Net cash provided by financing activities	933,303	593,159
Foreign currency effect	(732)	(504)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	891,789	598,041
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	761,844	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,653,633	$1,089,374
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$1,536,422	$1,064,077
Restricted cash	37,700	—
Restricted cash equivalents—funds held from customers	79,511	25,297
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,653,633	$1,089,374

	For the Nine Months Ended September 30,
	2021	2020
Supplemental cash flow disclosures:
Cash paid for operating lease liabilities	$11,149	$10,156
Cash paid for income taxes	936	865

Non-cash investing and financing activities:
Stock issued related to business combinations	$22,971	$7,500
Accrued purchase price related to acquisitions	3,366	—
Accrued value of earnout related to acquisitions of businesses	32,350	—
Customer fund obligations assumed in business combinations	12,464	—
Accrued purchase of intangible assets	870	433
Debt issuance costs in accounts payable and accrued expenses	265	—
Property and equipment additions in accounts payable and accrued expenses	1,453	981
Deferred financing costs in accounts payable and accrued expenses	—	401
Operating lease right-of-use assets in exchange for lease obligations	1,579	7,818
Stock-based compensation costs capitalized to internally developed software	968	152
Capitalized internally developed software costs included in accounts payable and accrued expenses	1,045	—

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021. The accompanying interim consolidated balance sheet as of September 30, 2021, the consolidated interim statements of operations and consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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

To correct this classification error, amounts previously reported as investing activities for the changes in funds held from customers for the nine months ended September 30, 2020 are reported as restricted cash equivalents in the consolidated statement of cash flows. The correction resulted in a change of $0.8 million to net cash provided by operating activities and a change of $1.7 million to net cash used in investing activities for the nine months ended September 30, 2020. The correction had no impact on the consolidated balance sheets, consolidated statements of operations, or the consolidated statements of comprehensive loss.

The following table presents the consolidated statements of cash flows line items after giving effect to the adoption of ASU 2016-18:

	For the Nine Months Ended
	September 30, 2020
	As Previously Reported	ASU 2016-18 Adjustments	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Other	$546	$(767)	$(221)
Net cash provided by operating activities	11,827	(767)	11,060
Cash flows from investing activities:
Net (increase) in customer fund assets	(1,681)	1,681	—
Net cash used in investing activities	(7,355)	1,681	(5,674)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	597,127	914	598,041
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	466,950	24,383	491,333
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,064,077	$25,297	$1,089,374

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include those of the Company, its subsidiaries, and a variable interest entity for which the Company is the primary beneficiary, after elimination of all intercompany accounts and transactions.

Funds Held from Customers

The Company has established a Delaware statutory trust (the “Customer Trust”) and appointed a federally insured bank as trustee, and the Customer Trust holds certain funds provided by its customers pending remittance to tax authorities. The Company is the sole beneficial owner of the Customer Trust. The Customer Trust is intended to be a bankruptcy-remote legal entity and meets the criteria in Accounting Standards Codification (“ASC”) Topic 810, Consolidation to be characterized as a variable interest entity (“VIE”). The Customer Trust is included in the Company’s consolidated financial statements because the Company determined it has a controlling financial interest in the Customer Trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the Customer Trust (including the power to make investment decisions for the trust) and (2) the right to receive benefits in the form of investment returns that could potentially be significant to the Customer Trust.

In the first quarter of 2021, the Company began having certain customers remit tax payments to the Customer Trust with the intention that all customer funds will eventually be held by the Customer Trust. Funds held from customers represent restricted cash equivalents and available for sale securities that, based upon the Company’s intent, are restricted solely for satisfying the obligations to remit funds relating to the Company’s tax remittance services. Customer fund obligations represent the Company's contractual obligations to remit funds to satisfy customers' tax obligations and are recorded on the consolidated balance sheets at the time that the Company or the Customer Trust collects funds from customers.

The following table details funds held from customers and customer fund obligations held by the Company and by the Customer Trust as of September 30, 2021 and the December 31, 2020:

	September 30,	December 31,
	2021	2020
Funds held from customers (current assets):
Restricted cash equivalents - Company	$5,537	$30,598
Restricted cash equivalents - Customer Trust	73,974	—
Available-for-sale securities - Customer Trust	373	—
Funds held from customers	$79,884	$30,598
Customer fund obligations (current liabilities):
Customer fund obligations - Company	$81,955	$31,549
Customer fund obligations	$81,955	$31,549

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments related to revenue are described below in the Revenue Recognition Accounting Policy. Significant estimates impacting expenses include: expected credit losses associated with the allowance for doubtful accounts; the measurement of fair values of stock-based compensation; the expected payout level of performance share unit grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation and useful lives of acquired intangible assets; the valuation of the fair value of reporting units for analyzing goodwill; and the capitalization and useful life of capitalized software development costs. Actual results could materially differ from those estimates.

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

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash equivalents, trade accounts receivable, trade payables, and accrued expenses, due to their short-term nature. The Company has measured the fair value of money market funds and available-for-sale securities based on quoted prices in active markets for identical assets and liabilities.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the three and nine months ended September 30, 2021, respectively, or the year ended December 31, 2020.

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair value of the earnout is remeasured each reporting period, with any change in the value recorded as other income or expense. The Company recorded increases in the fair value of earnout liabilities related to business combinations of $6.2 million and $8.7 million for the three and nine months ended September 30, 2021, respectively. The Company recorded no changes in the fair value of earnout liabilities related to business combinations and decreases in the fair value of $2.3 million for the three and nine months ended September 30, 2020, respectively (see Note 3).

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the nine months ended September 30, 2021.  An impairment of the Company’s operating lease right-of-use assets and property and equipment of $0.8 million was recorded in the nine months ended September 30, 2020.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, restricted stock unit (“RSU”) or performance share unit (“PSU”) issued under the 2018 Equity Incentive Plan (the “2018 Plan”), or purchase rights issued under the 2018 Employee Stock Purchase Plan (“ESPP”), at the grant date. The fair value of stock options and purchase rights is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU or PSU is determined using the fair value of the Company’s underlying common stock on the grant date. The stock-based compensation expense recognized over the performance period for PSUs will equal the fair value of the PSU on the grant date multiplied by the number of PSUs that are earned. Furthermore, the quarterly expense recognized during the performance period for PSUs is based on an estimate of the Company’s future performance and the expected payout level. Changes to management’s estimate of future performance result in adjustments to the stock-based compensation expense for PSUs and are recognized prospectively over the remaining service period. The Company accounts for forfeitures of stock-based awards as they occur.

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

Also included in subscription and returns revenue is interest income on funds held from customers. The Company uses trust accounts at FDIC-insured institutions to provide tax remittance services to customers and collect funds from customers in advance of remittance to tax authorities. After collection and prior to remittance, the Company earns interest on these funds.

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

ASU-2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU No. 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU No. 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. The required use of the “if-converted” method will not impact the Company’s diluted earnings per share as long as the Company is in a net loss position.

The guidance in ASU No. 2020-06 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2021, for public business entities. Early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods. The Company early adopted this guidance for the fiscal year beginning January 1, 2021, and did so on a modified retrospective basis, without requiring any adjustments. The adoption of ASU No. 2020-06 impacted the accounting for the offering of $977.5 million of 0.25% convertible senior notes due 2026 (the “2026 Notes”) issued by the Company in August 2021, see Note 10 for further discussion.

New Accounting Standards Not Yet Adopted

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new guidance on the consolidated financial statements.

3.Investments and Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
September 30, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,460,482	$1,460,482	$—	$—
Available-for-sale securities:
U.S. treasury securities	373	373	—	—
Earnouts related to business combinations	75,528	—	—	75,528

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$649,603	$649,603	$—	$—
Earnouts related to business combinations	34,501	—	—	34,501

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

The Company estimates the fair value of earnout liabilities for business combinations using either probability-weighted discounted cash flows and Monte Carlo simulations or a scenario-based approach. The earnout liability associated with the acquisition of Davo Technologies LLC (“Davo”) is based on the achievement of specific revenue growth thresholds through March 2023. As of September

30, 2021, the earnout liability associated with the acquisition of Davo was valued utilizing a discount rate of 7%. The Davo discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity, asset and revenue betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. The earnout liability associated with the 2020 acquisition of TTR is based on the achievement of specific revenue growth thresholds through December 2022. As of September 30, 2021, the earnout liability associated with the acquisition of TTR was valued utilizing a discount rate of 13%. The TTR discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity, asset and revenue betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. The earnout liability associated with the 2020 acquisition of Business Licenses is based on the achievement of certain performance metrics through November 2024. As of September 30, 2021, the earnout liability associated with the acquisition of Business Licenses was valued utilizing a discount rate of 4.5% based on the Company’s estimated pre-tax cost of debt. The Business Licenses earnout was assumed by management to have a high probability of achievement.

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

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$67,454	$33
Measurement period adjustment	1,927	—
Payments of earnout liabilities	(33)	—
Total unrealized loss included in other (income) expense, net	6,180	—
Balance end of period	$75,528	$33

	For the Nine Months Ended September 30,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$34,501	$13,808
Fair value recorded at acquisition	28,620	—
Measurement period adjustment	3,729	—
Payments of earnout liabilities	(33)	(11,450)
Total unrealized net (gain) loss included in other (income) expense, net	8,711	(2,325)
Balance end of period	$75,528	$33

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, long-lived assets and deferred revenue, and the Company’s liabilities for the accrued purchase price related to acquisitions, are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. During the three and nine months ended September 30, 2021, assets acquired and liabilities assumed in business combinations, including trade accounts receivable, property and equipment, intangible assets, and deferred revenue, were measured at fair value on the date of the acquisition. In addition, certain operating lease right-of-use assets were measured at fair value on the date of acquisition or the date of lease commencement or modification, as applicable. There were no additional fair value measurements of these assets during the first nine months of 2021, except as discussed in Note 5.

Fair Value of Other Financial Instruments

The Company has a principal amount of $977.5 million of 2026 Notes that are carried on the balance sheet at amortized cost. The estimated fair value of the 2026 Notes is $1.0 billion as of September 30, 2021. The estimated fair value of the 2026 Notes was determined through inputs that are observable in the market, and are classified as Level 2.

4.	Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	September 30,	December 31,
	Life (Years)	2021	2020
Computer equipment and software	3 to 5	$18,840	$15,749
Internally developed software	3 to 6	22,043	10,438
Furniture and fixtures	5	6,487	6,651
Office equipment	3 to 5	1,096	1,006
Leasehold improvements	1 to 10	29,823	29,928
		78,289	63,772
Accumulated depreciation		(35,644)	(29,059)
Property and equipment—net		$42,645	$34,713

Depreciation expense was $3.3 million. and $8.7 million for the three and nine months ended September 30, 2021, respectively, and $2.5 million and $7.0 million for the three and nine months ended September 30, 2020, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses	$29,286	$13,968
Deposits	205	2,557
Other	1,611	3,573
Total	$31,102	$20,098

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued payroll and related taxes	$12,372	$7,903
Accrued federal, state, local, and foreign taxes	7,343	4,338
Accrued bonus	31,874	29,518
Self-insurance reserves	1,725	1,563
Employee stock purchase plan contributions	2,944	5,927
Accrued sales commissions	4,924	5,563
Accrued partner commissions	10,224	9,173
Contract liabilities	8,597	10,134
Interest payable on convertible senior notes	333	—
Other	11,642	10,413
Total	$91,978	$84,532

Contract liabilities represent amounts that are collected in advance of the satisfaction of performance obligations. See Contract Liabilities in Note 6.

5.	Acquisitions of Businesses

Announced Acquisition of CrowdReason and CorrelationAdvisors

On October 18, 2021, the Company acquired substantially all the assets of CrowdReason LLC, a Texas limited liability company (“CrowdReason”), and CorrelationAdvisors LLC, a Texas limited liability company (“CorrelationAdvisors”) under an asset purchase agreement. At close, the Company paid $8.3 million in cash. The agreement includes an acquisition holdback of $2.0 million payable in 18 months or less subject to reductions for certain indemnifications and other potential obligations of CrowdReason and Correlation Advisors.  The agreement also contains a three-year earnout arrangement, based on certain revenue performance metrics, with total purchase price inclusive of earnouts not to exceed $40.0 million. CrowdReason is a technology services company that provides software applications, solutions, and services for property tax compliance. CorrelationAdvisors provides consulting services related to property valuation and property tax compliance. The Company will account for the CrowdReason and CorrelationAdvisors acquisition as a business combination and plans to provide a preliminary asset valuation and other required acquisition-related disclosures in its annual report on Form 10-K for the year ending December 31, 2021.

Announced Acquisition of Track1099

On October 1, 2021, the Company acquired substantially all the assets of Track1099 LLC, a Delaware limited liability company (“Track1099”) under an asset purchase agreement. At close, the Company paid $35.0 million in cash. The agreement includes an acquisition holdback of $5 million payable in 27 months subject to reductions for certain indemnifications and other potential obligations of Track1099. The agreement also contains a two-year earnout arrangement, based on certain billing performance metrics, not to exceed $12.5 million. Track1099 provides online software and services for cost-effectively managing, e-filing, and e-delivering Internal Revenue Service forms, including Forms 1099, W-2, and W-9. The Company will account for the Track1099 acquisition as a business combination and plans to provide a preliminary asset valuation and other required acquisition-related disclosures in its annual report on Form 10-K for the year ending December 31, 2021.

September 2021 Acquisition of 3CE Technologies, Inc

On September 7, 2021, the Company acquired substantially all the assets of 3CE Technologies, Inc. (“3CE”) under an Asset Purchase Agreement (the “3CE Purchase”). 3CE is a Canadian company that provides software and services for Harmonized Sales Tax (“HS”) code classifications and verifications, primarily to government entities and logistics services providers. The acquisition will expand and improve Avalara’s HS classification content and provide a new self-service model to sell to the Company’s customers. The Company accounted for the 3CE Purchase as a business combination. The acquisition has been included in the Company’s consolidated results of operations since the acquisition date; however, the effect of the business combination is not material to the consolidated results of operations.

The total consideration related to this transaction is $11.2 million, consisting of $9.9 million cash paid at close and an acquisition holdback with a fair value upon acquisition of $1.3 million.

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the 3CE Purchase as of the acquisition date include intangible assets of $2.5 million primarily attributable to developed technology and customer relationships and goodwill of $8.3 million. The estimated fair values for acquired accounts receivable, deferred revenue, and intangible assets are preliminary in nature and subject to adjustment when the necessary information is available to complete the valuation.

April 2021 Acquisition of Inposia

On April 1, 2021, the Company acquired the outstanding equity of Inposia Solutions, GmbH (“Inposia”) under a Share Purchase Agreement (the “Inposia Purchase”). Inposia is a German software company that delivers e-invoicing, digital tax reporting, and system and data integration to support digital transformation efforts and address real-time compliance requirements for businesses. Inposia will build upon Avalara’s existing e-invoicing capabilities in Brazil and India to support customers worldwide with real-time compliance. The Company accounted for the Inposia Purchase as a business combination. Acquisition-related costs of $1.4 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense, of which $1.0 million was incurred in the second half of 2020 and $0.4 million was incurred in the first nine months of 2021.

The total consideration transferred related to this transaction was €31.8 million (or approximately $37.4 million using the exchange rate on April 1, 2021), consisting of net cash consideration of $14.5 million and 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million. Net cash consideration consists of $12.2 million cash paid at closing, and a $2.4 million cash deposit paid in the fourth quarter of 2020, offset by $0.2 million cash received by the Company in the third quarter of 2021 as a result of net working capital adjustments. A portion of shares issued are held in escrow as of September 30, 2021, and will be released to the Inposia shareholders during the 18 months following the acquisition, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares held in escrow are considered issued and outstanding, and are recorded in shareholders’ equity on the consolidated balance sheet as of September 30, 2021.

Measurement period adjustments recognized in the third quarter of 2021 related primarily to updated estimated fair values for acquired intangible assets, deferred tax liabilities, and a net working capital adjustment. A reconciliation of preliminary total consideration as of June 30, 2021 and preliminary total consideration as of September 30, 2021 is presented below (in thousands):

	Previously Reported As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash paid at closing (net of amounts returned)	$14,671	$(188)	$14,483
Fair value of common stock issued at closing	22,971	—	22,971
Total consideration	$37,642	$(188)	$37,454

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Inposia Purchase as of the acquisition date are provided in the following table (in thousands):

	Previously Reported As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Assets acquired:
Cash and cash equivalents	$1,264	$—	$1,264
Trade accounts receivable	1,767	—	1,767
Other current assets	268	—	268
Operating lease right-of-use assets	928	—	928
Property and equipment	98	—	98
Developed technology, customer relationships, and other intangibles	12,684	1,820	14,504
Goodwill	27,702	(1,486)	26,216
Other noncurrent assets	35	—	35
Total assets acquired	44,746	334	45,080
Liabilities assumed:
Trade payables and accrued expenses	1,340	—	1,340
Deferred revenue	811	(55)	756
Other liabilities, noncurrent	106	—	106
Operating lease liabilities	928	—	928
Deferred tax liability	3,919	577	4,496
Total liabilities assumed	7,104	522	7,626
Net assets acquired	$37,642	$(188)	$37,454

The estimated fair values for acquired intangible assets, deferred revenue, and deferred tax liabilities are preliminary in nature and subject to adjustment when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Inposia Purchase approximates the fair value. The fair value of deferred revenue was estimated utilizing a discount rate of 4.0% based on the Company’s estimated pre-tax cost of debt.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Inposia Purchase is 6.2 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Inposia Purchase are provided in the below table (in thousands):

Intangible	Previously Reported Assigned Value As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Reported Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$1,585	$1,938	$3,523	Multi-period excess earnings-income approach	18.5%	8 years
Developed technology	9,572	—	9,572	Relief from royalty-income approach	18.5%	6 years
Noncompetition agreements	1,292	(118)	1,174	With-and-without valuation-income approach	21.0%	3 years
Tradename	235	—	235	Relief from royalty-income approach	18.5%	3 years

The excess of the purchase price over the net identified tangible and intangible assets is $26.2 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

For the period from the date of the Inposia Purchase through September 30, 2021, revenue was $4.0 million and pre-tax loss was $1.5 million from the Inposia business.

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

The total consideration transferred related to this transaction was $56.9 million, consisting of $23.5 million cash paid at close, a $0.3 million cash deposit paid in the first quarter of 2021, an acquisition holdback with a fair value upon acquisition of $2.6 million, and an earnout provision with a fair value upon acquisition of $30.5 million. The acquisition holdback represents an additional $2.6 million of cash to be paid Davo shareholders during the 18 months following the acquisition date, subject to reduction for certain indemnifications and other potential obligations of Davo shareholders. The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, noncurrent portion on the consolidated balance sheet as of September 30, 2021. The earnout will be calculated as a multiple of certain performance metrics during the 12-month measurement periods ending March 31, 2022 and 2023, and there is not a stated minimum or maximum payment required under the earnout. Of the earnout liability recognized at the date of the business combination, $15.1 million is recorded in accrued earnout liabilities, current and $15.4 million is recorded in accrued earnout liabilities, noncurrent. The earnout liability is adjusted to fair value quarterly (see Note 3).

Measurement period adjustments recognized in the third quarter of 2021 related primarily to updated estimated fair values for acquired intangible assets, earnout liability, and a net working capital adjustment. A reconciliation of preliminary total consideration as of June 30, 2021 and preliminary total consideration as of September 30, 2021 is presented below (in thousands):

	Previously Reported As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash paid through closing	$23,818	$—	$23,818
Fair value of earnout provision	28,620	1,927	30,547
Fair value of holdbacks	2,600	(9)	2,591
Total consideration	$55,038	$1,918	$56,956

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Davo Purchase as of the acquisition date are provided in the following table (in thousands):

	Previously Reported As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Assets acquired:
Cash and cash equivalents	$198	$—	$198
Funds held from customers	12,464	—	12,464
Trade accounts receivable	119	—	119
Other current assets	58	—	58
Operating lease right-of-use assets	46	—	46
Developed technology, customer relationships, and other intangibles	6,427	414	6,841
Goodwill	48,426	1,505	49,931
Other noncurrent assets	2	(1)	1
Total assets acquired	67,740	1,918	69,658
Liabilities assumed:
Accrued expenses	117	—	117
Deferred revenue	75	—	75
Operating lease liabilities	46	—	46
Customer fund obligations	12,464	—	12,464
Total liabilities assumed	12,702	—	12,702
Net assets acquired	$55,038	$1,918	$56,956

The estimated fair values for acquired intangible assets and earnout consideration are preliminary in nature and subject to adjustment, when the necessary information is available to complete the valuation.

The carrying amount of trade accounts receivable acquired in the Davo Purchase approximates the fair value.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Davo Purchase is 6.8 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Davo Purchase are provided in the below table (in thousands):

Intangible	Previously Reported Assigned Value As of June 30, 2021	Purchase Price Allocation Measurement Period Adjustment	As Reported Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$4,350	$(50)	$4,300	Multi-period excess earnings-income approach and replacement cost method-cost approach	14.5%	8 years
Developed technology	1,800	100	1,900	Relief from royalty-income approach	14.5%	5 years
Noncompetition agreements	191	364	555	With-and-without valuation-income approach	16.5%	5 years
Tradename	86	—	86	Relief from royalty-income approach	14.5%	1 years

The excess of the purchase price over the net identified tangible and intangible assets is $49.9 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Davo Purchase through September 30, 2021, revenue was $1.3 million and pre-tax loss was $1.2 million from the Davo business.

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

Measurement period adjustments recognized in the first quarter of 2021 related to the finalization of the estimated fair values for customer relationships, contract backlog, and earnout liability, and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of September 30, 2021 is presented below (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash paid at closing	$294,017	$—	$294,017
Fair value of holdbacks	57,477	(217)	57,260
Fair value of earnout provision	15,740	3,131	18,871
Total consideration	$367,234	$2,914	$370,148

Estimated fair values of the assets acquired and the liabilities assumed in the TTR Merger as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Assets acquired:
Cash and cash equivalents	$2,294	$—	$2,294
Trade accounts receivable	5,966	—	5,966
Other current assets	93	—	93
Operating lease right-of-use assets	1,760	—	1,760
Property and equipment	848	—	848
Developed technology, customer relationships, and other intangibles	49,000	(7,500)	41,500
Goodwill	327,039	8,526	335,565
Total assets acquired	387,000	1,026	388,026
Liabilities assumed:
Trade payables and accrued expenses	731	—	731
Deferred revenue	8,500	—	8,500
Operating lease liabilities	1,760	—	1,760
Deferred tax liability	8,775	(1,888)	6,887
Total liabilities assumed	19,766	(1,888)	17,878
Net assets acquired	$367,234	$2,914	$370,148

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

The acquisition holdback liability is recorded in accrued purchase price related to acquisitions, with $37.8 million included in the current portion on the consolidated balance sheet as of September 30, 2021, and $19.9 million and $37.7 million included in the current and noncurrent portions, respectively, on the consolidated balance sheet as of December 31, 2020. A portion of the acquisition holdback liability in the amount of $19.9 million was settled in the first nine months of 2021, comprised of cash paid of $0.8 million in the first quarter, $18.8 million paid in the second quarter and no additional payments in the third quarter to sellers.

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

Measurement period adjustments recognized in the first quarter of 2021 related to the finalization of the estimated fair value of the earnout liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of September 30, 2021 is presented below (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash paid at closing	$64,812	$—	$64,812
Fair value of holdbacks	11,415	(306)	11,109
Fair value of earnout provision	18,728	(1,328)	17,400
Total consideration	$94,955	$(1,634)	$93,321

Estimated fair values of the assets acquired and the liabilities assumed in the Business Licenses Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Assets acquired:
Cash and cash equivalents	$120	$—	$120
Trade accounts receivable	1,326	—	1,326
Customer fund assets	1,074	—	1,074
Other current assets	101	—	101
Operating lease right-of-use assets	1,644	—	1,644
Property and equipment	87	—	87
Developed technology, customer relationships, and other intangibles	19,525	—	19,525
Goodwill	73,775	(1,634)	72,141
Other noncurrent assets	31	—	31
Total assets acquired	97,683	(1,634)	96,049
Liabilities assumed:
Accrued expenses	56	—	56
Customer fund obligations	1,028	—	1,028
Operating lease liabilities	1,644	—	1,644
Total liabilities assumed	2,728	—	2,728
Net assets acquired	$94,955	$(1,634)	$93,321

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

As of September 30, 2021, the acquisition holdback liability of $11.1 million is recorded in accrued purchase price related to acquisitions, current portion on the consolidated balance sheet. As of December 31, 2020 the acquisition holdback liability of $11.4 million is recorded in accrued purchase price related to acquisitions, noncurrent portion on the consolidated balance sheet.

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

Measurement period adjustments recognized in the first quarter of 2021 relate to the finalization of the net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020 and total consideration as of September 30, 2021 is presented below (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Cash paid at closing	$11,713	$—	$11,713
Common stock paid at close	1,190	—	1,190
Cash payable accrual	694	425	1,119
Total consideration	$13,597	$425	$14,022

Estimated fair values of the assets acquired and the liabilities assumed in the Impendulo Purchase as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	Previously Reported As of December 31, 2020	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Assets acquired:
Cash and cash equivalents	$1,347	$—	$1,347
Trade accounts receivable	371	—	371
Other assets	147	—	147
Developed technology, customer relationships, and other intangibles	3,617	—	3,617
Goodwill	10,217	425	10,642
Total assets acquired	15,699	425	16,124
Liabilities assumed:
Trade payables and accrued expenses	663	—	663
Deferred revenue and contract liabilities	694	—	694
Deferred tax liability	745	—	745
Total liabilities assumed	2,102	—	2,102
Net assets acquired	$13,597	$425	$14,022

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

	For the Nine Months Ended September 30,
	2021	2020
Total revenue	$511,837	$362,729
Net loss	(92,837)	(41,664)

6.	Revenue

See Note 2 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (U.S.) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Revenue (U.S.):
Subscription and returns
Tax calculations	$91,539	$65,312
Tax returns and compliance management	58,846	46,087
Interest income on funds held from customers	215	118
Total subscription and returns	150,600	111,517
Professional services	15,440	8,186
Total revenue (U.S.)	166,040	119,703
Total revenue (non-U.S.)	15,127	8,176
Total revenue	$181,167	$127,879

	For the Nine Months Ended September 30,
	2021	2020
Revenue (U.S.):
Subscription and returns
Tax calculations	$251,301	$185,986
Tax returns and compliance management	168,445	126,384
Interest income on funds held from customers	557	701
Total subscription and returns	420,303	313,071
Professional services	43,299	20,978
Total revenue (U.S.)	463,602	334,049
Total revenue (non-U.S.)	40,233	21,760
Total revenue	$503,835	$355,809

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Contract liabilities:
Balance beginning of period	$11,406	$6,195
Contract liabilities transferred to deferred revenue	(6,420)	(2,737)
Addition to contract liabilities	3,611	4,215
Balance end of period	$8,597	$7,673

	For the Nine Months Ended September 30,
	2021	2020
Contract liabilities:
Balance beginning of period	$10,134	$5,197
Contract liabilities transferred to deferred revenue	(15,550)	(7,992)
Addition to contract liabilities	14,013	10,468
Balance end of period	$8,597	$7,673

As of September 30, 2021, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Deferred revenue:
Balance beginning of period	$239,395	$167,719
Revenue recognized	(181,167)	(127,879)
Additional amounts deferred	199,655	140,800
Balance end of period	$257,883	$180,640

	For the Nine Months Ended September 30,
	2021	2020
Deferred revenue:
Balance beginning of period	$209,690	$161,241
Revenue recognized	(503,835)	(355,809)
Additional amounts deferred	552,028	375,208
Balance end of period	$257,883	$180,640

As of September 30, 2021, $256.2 million of deferred revenue is expected to be recognized within the next 12 months and is included in current liabilities on the consolidated balance sheets. The remaining amount of deferred revenue is included in noncurrent liabilities and is expected to be recognized within the next 18 months.

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three and nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Deferred commissions:
Balance beginning of period	$60,643	$43,356
Additional commissions deferred	6,997	5,406
Amortization of deferred commissions	(4,009)	(2,921)
Balance end of period	$63,631	$45,841

	For the Nine Months Ended September 30,
	2021	2020
Deferred commissions:
Balance beginning of period	$50,870	$38,416
Additional commissions deferred	23,599	15,818
Amortization of deferred commissions	(10,838)	(8,393)
Balance end of period	$63,631	$45,841

As of September 30, 2021, $15.7 million of deferred commissions are expected to be amortized within the next 12 months and are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions is included in noncurrent assets. There were no impairments of assets related to deferred commissions during the nine months ended September 30, 2021 or 2020. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2021 or 2020 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, the remaining performance obligations to which enforceable rights exist are $344.8 million, of which $322.1 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter. Of the remaining performance obligations as of September 30, 2021, $87.0 million relates to non-cancellable amounts that have not yet been invoiced, of which $66.0 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7.	Intangible Assets

Intangible assets consisted of the following (in thousands):

		September 30, 2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$3,300	$(1,288)	$2,012
Customer relationships	3 to 10	68,506	(21,279)	47,227
Developed technology (1)	3 to 8	66,882	(34,568)	32,314
Noncompetition agreements	3 to 5	5,073	(1,404)	3,669
Tradename and trademarks	1 to 4	7,023	(3,828)	3,195
		$150,784	$(62,367)	$88,417
(1) Developed technology intangible assets include IPR&D of $0.4 million as of September 30, 2021, which is not subject to amortization.

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513
(1) Developed technology intangible assets include IPR&D of $0.6 million as of December 31, 2020, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $6.3 million and $17.0 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $4.9 million for the three and nine months ended September 30, 2020, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. Total consideration for the purchase includes an earnout computed on future billings recognized by the Company over the next six years, up to a maximum of $30.0 million. The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. Through September 30, 2021, the sellers have earned approximately $1.9 million under the earnout provision since the acquisition date. An earnout liability of $0.3 million was recorded within the current portion of accrued earnout liabilities as of September 30, 2021 for the earnout period ending December 31, 2021 and is expected to be paid in cash to the sellers in the first quarter of 2022.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are summarized as follows (in thousands):

Balance—December 31, 2020	$513,234
Measurement period adjustment - 2020 acquisitions (1)	7,317
Acquisition of Davo	49,931
Acquisition of Inposia	26,216
Acquisition of 3CE	8,290
Cumulative translation adjustments	(1,220)
Balance—September 30, 2021	$603,768
(1) See Note 5 for measurement period adjustment details

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of September 30, 2021, the Brazilian reporting unit had no associated goodwill.

8.	Leases

Total lease cost, net of sublease income, was $4.1 million and $12.4 million for the three and nine months ended September 30, 2021, respectively, and $4.1 million and $11.8 million for the three and nine months ended September 30, 2020, respectively Sublease income was $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively and $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. Leases that commenced in the first nine months of 2021 increased operating lease right-of-use assets by $1.8 million.

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

10.      Debt

Convertible Senior Notes

In August 2021, the Company completed a private offering of $977.5 million principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2022. The 2026 Notes will mature on August 1, 2026, unless earlier converted, redeemed or repurchased. The Company incurred $17.6 million of debt issuance costs in connection with the 2026 Notes offering consisting of the initial purchasers’ commissions and legal, accounting, and other direct costs of the offering. The total proceeds from the offering, net of the debt issuance costs, were $959.9 million. The Company used $75.3 million of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below.

The Company may not redeem the 2026 Notes prior to August 6, 2024. The Company may redeem all or any portion of the 2026 Notes, at the Company’s option, on or after August 6, 2024, through the 41st scheduled trading day immediately prior to the maturity date, if the common stock price is at least 130% of the conversion price then in effect for at least 20 of any 30 consecutive trading day period. The Company may redeem all or part of the 2026 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest to, but excluding, the redemption date, with not less than 50 nor more than 60 scheduled trading days’ notice to holders.

The 2026 Notes are convertible at an initial conversion rate of 4.1940 shares of common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $238.44 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2026 Notes. The Company may settle the conversion option obligation with cash, shares of the Company’s common stock, or any combination of cash and shares of the Company’s common stock. On or after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Notes may convert their notes at their option. Prior to the close of business on the business day immediately preceding February 1, 2026, the 2026 Notes are convertible at the option of the holders of such notes only under the following circumstances:

•

during any calendar quarter commencing after the quarter ending on December 31, 2021 (and only during such calendar quarter), if the Company’s common stock price exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days at the end of the prior calendar quarter;

•

during the five business days after any five consecutive trading days in which the trading price per $1,000 Notes was less than 98% of the product of the closing sale price of the Company’s common stock and the then current conversion rate;

•	upon the occurrence of specified corporate events; or
•

if the Company calls any or all 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called for redemption.

Upon the occurrence of a make‑whole fundamental change or the exercise of the Company’s redemption option, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes. As of September 30, 2021, none of the conditions of the 2026 Notes to early convert have been met.

As discussed in Note 2, the Company early adopted ASU No. 2020‑06 as of January 1, 2021 and concluded that the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.6%.

 The net carrying amount of the 2026 Notes was as follows:

September 30,
2021
(in thousands)
Principal	$977,500
Unamortized debt issuance costs	(17,127)
Net carrying amount	$960,373

The following table sets forth the interest expense recognized related to the 2026 Notes:

For the Three Months Ended September 30,
2021
(in thousands)
Contractual interest expense	$333
Amortization of debt issuance costs	482
Total interest expense related to 2026 Notes	$815

For the Nine Months Ended September 30,
2021
(in thousands)
Contractual interest expense	$333
Amortization of debt issuance costs	482
Total interest expense related to 2026 Notes	$815

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. The capped calls each have an initial strike price of $238.44 per share of the Company’s common stock, which corresponds to the initial conversion price of the 2026 Notes. The capped calls each have an initial cap price of $323.30 per share and expire in incremental components on each trading date beginning on June 4, 2026 and ending on July 30, 2026. The capped calls are intended to offset potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to the cap price. The capped calls are subject to adjustments for certain corporate events and standard anti-dilution provisions.

The Company paid an aggregate amount of $75.3 million for the capped calls, covering approximately 4.1 million shares of the Company’s common stock. As the capped calls are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped calls separately from the 2026 Notes. The capped calls are indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the premiums paid for the capped calls have been included as a net reduction to additional paid-in capital in the consolidated balance sheet.

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

The changes to the Company’s shareholders’ equity during the nine months ended September 30, 2021 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	85,057,727	$9	$1,640,867	$(1,339)	$(559,377)	$1,080,160
Exercise of stock options	296,226		5,529			5,529
Vesting of restricted stock units	346,008
Stock-based compensation cost			19,047			19,047
Shares issued under employee stock purchase plan	60,064		7,088			7,088
Loss on translation adjustment				(390)		(390)
Net loss					(29,988)	(29,988)
Balance at March 31, 2021	85,760,025	$9	$1,672,531	$(1,729)	$(589,365)	$1,081,446
Exercise of stock options	253,395		4,668			4,668
Vesting of restricted stock units	75,571					—
Stock-based compensation cost			23,592			23,592
Shares issued for acquisitions of businesses	164,416		22,971			22,971
Gain on translation adjustment				322		322
Net loss					(27,650)	(27,650)
Balance at June 30, 2021	86,253,407	$9	$1,723,762	$(1,407)	$(617,015)	$1,105,349
Exercise of stock options	488,992		7,950			7,950
Vesting of restricted stock units	43,374					—
Stock-based compensation cost			23,777			23,777
Shares issued under employee stock purchase plan	56,817		7,358			7,358
Purchase of capped calls			(75,268)			(75,268)
Loss on translation adjustment				(1,172)		(1,172)
Net loss					(32,546)	(32,546)
Balance at September 30, 2021	86,842,590	$9	$1,687,579	$(2,579)	$(649,561)	$1,035,448

The changes to the Company’s shareholders’ equity for the nine months ended September 30, 2020 is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2020	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Exercise of stock options	532,848		7,928			7,928
Vesting of restricted stock units	186,475
Stock-based compensation cost			9,749			9,749
Shares issued under employee stock purchase plan	81,894		5,716			5,716
Shares issued related to business combination earnouts	44,659		3,750			3,750
Shares issued to purchase intangible assets	1,191		87			87
Gain on translation adjustment				625		625
Net loss					(15,283)	(15,283)
Balance at March 31, 2020	78,294,687	$8	$1,003,857	$(2,094)	$(525,477)	$476,294
Exercise of stock options	1,117,805		17,495			17,495
Vesting of restricted stock units	57,832					—
Stock-based compensation cost			12,368			12,368
Shares issued related to business combination earnouts	44,659		3,750			3,750
Gain on translation adjustment				435		435
Net loss					(10,140)	(10,140)
Balance at June 30, 2020	79,514,983	$8	$1,037,470	$(1,659)	$(535,617)	$500,202
Proceeds from common stock offering, net of underwriting discounts	4,527,558		556,312			556,312
Public offering costs			(701)			(701)
Exercise of stock options	333,977		5,294			5,294
Vesting of restricted stock units	19,178					—
Stock-based compensation cost			12,916			12,916
Shares issued under employee stock purchase plan	75,811		5,621			5,621
Loss on translation adjustment				(225)		(225)
Net loss					(12,729)	(12,729)
Balance at September 30, 2020	84,471,507	$8	$1,616,912	$(1,884)	$(548,346)	$1,066,690

12.	Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of September 30, 2021, the Company had stock options outstanding under the 2018 Plan and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP. The 2018 Plan became effective in connection with the Company’s IPO at which time the 2006 Plan was terminated. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

As of September 30, 2021, 4,035,218 shares were subject to outstanding awards and 12,158,970 shares were available for issuance under the 2018 Plan. As of September 30, 2021, 1,348,505 shares were subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation cost:
Stock options	$2,913	$3,749	$9,210	$11,757
Restricted stock units	14,993	8,052	41,618	20,472
Performance share units	4,683	—	12,148	—
Employee stock purchase plan	1,188	1,115	3,440	2,804
Total stock-based compensation cost	$23,777	$12,916	$66,416	$35,033

A small portion of stock-based compensation cost above is capitalized in accordance with the accounting guidance for internal-use software. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2021	3,537,014	$28.17	6.89	$483,577
Options granted	—	$—
Options exercised	(1,038,613)	$17.47
Options cancelled or expired	(24,525)	$16.65
Options outstanding as of September 30, 2021	2,473,876	$32.78	6.45	$351,272
Options exercisable as of September 30, 2021	1,741,687	$26.18	6.07	$258,789

A summary of options outstanding and vested as of September 30, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.90 to $6.40	23,065	1.3	23,065	1.3
$8.04 to $11.72	79,506	2.5	79,506	2.5
$12.20 to $15.06	491,764	5.0	491,764	5.0
$16.06 to $24.00	754,170	6.3	578,159	6.3
$31.99 to $42.21	658,855	7.2	392,185	7.2
$55.10 to $99.65	424,361	8.0	167,684	7.8
$124.35 to $151.76	42,155	6.6	9,324	5.9
	2,473,876		1,741,687

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $148.4 million and $168.3 million, respectively.

There were no options granted during the nine months ended September 30, 2021. The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $32.87 per share. During the nine months ended September 30, 2021, 1,080,356 options vested. There were 732,189 options unvested as of September 30, 2021.

As of September 30, 2021, $14.3 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 1.8 years.

All options granted to participants, including employees and non-employee directors, are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award. The vesting period is generally four years for employees and one year for non-employee directors. For the options granted during the periods presented, the fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fair market value of common stock	—	$124.35 - 130.82	—	$66.26 - 130.82
Volatility	—	43%	—	43%
Expected term	—	6 years	—	5-6 years
Expected dividend yield	—	n/a	—	n/a
Risk-free interest rate	—	0.44% - 0.51%	—	0.33% - 1.25%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2021	2,359,063	$70.17
RSUs granted	1,068,582	136.76
RSUs vested	(464,953)	65.29
RSUs cancelled	(173,477)	81.12
RSUs outstanding as of September 30, 2021	2,789,215	$95.81

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

As of September 30, 2021, $231.6 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 2.9 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Performance Share Units	Value Per Share
PSUs outstanding as of January 1, 2021	—	$—
PSUs granted	120,632	147.39
PSUs vested	—	—
PSUs cancelled	—	—
PSUs outstanding as of September 30, 2021	120,632	$147.39

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

As of September 30, 2021, $25.6 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 2.0 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2021, 116,881 shares of common stock were purchased under the ESPP.

As of September 30, 2021, there was approximately $1.6 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2021 and will end on January 31, 2022.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fair market value of common stock	$166.84	$138.83	$152.35 to $166.84	$87.23 to $138.83
Volatility	31%	49%	31% to 34%	32% to 49%
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	0.06%	0.11%	0.06% to 0.08%	0.11% to 1.54%

13.	Net Loss Per Share Attributable to Common Shareholders

The Company calculates basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities.

The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes on diluted net loss per share. For purposes of this calculation, all common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect is antidilutive. As a result, basic and diluted net loss per common share was the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(32,546)	$(12,729)	$(90,184)	$(38,152)
Denominator:
Weighted-average common shares outstanding-basic	86,530	82,288	86,023	79,715
Dilutive effect of share equivalents resulting from stock options, restricted stock units, performance share units, ESPP shares, and convertible senior notes (if converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	86,530	82,288	86,023	79,715
Net loss per common share, basic and diluted	$(0.38)	$(0.15)	$(1.05)	$(0.48)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common shares	2,750	4,229	3,085	4,938
Unvested restricted stock units	2,748	2,267	2,586	2,009
Unvested performance share units	121	—	106	—
ESPP shares	4	5	4	2
Convertible senior notes (if converted)	2,184	—	736	—
Total	7,807	6,501	6,517	6,949

14.	Subsequent Events

On October 1, 2021, the Company acquired substantially all of the assets of Track1099 and on October 18, 2021, the Company acquired substantially all of the assets of CrowdReason and CorrelationAdvisors. See discussion in Note 5.

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

Our business is impacted by the COVID-19 pandemic, which began during the first quarter of 2020 and has resulted in authorities implementing numerous preventative measures to contain or mitigate the extent of the impact, including travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and may continue to cause, business slowdowns or shutdowns in affected areas. Even though we have begun to re-open certain of our office locations, the vast majority of our employees continue to work from home and we expect these arrangements to continue for most of our workforce for the remainder of 2021. During the second quarter of 2021, some of the geographic areas we serve and work from began to loosen travel bans and restrictions, and, where it is safe to do so, we have resumed some in-person customer activities and events. However, we continue to host many customer activities and events virtually and continue to limit employee travel. As the COVID-19 pandemic continues to progress, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019 (3)
Number of core customers (as of end of period) - legacy	17,230	16,410	15,580	14,890	14,180	13,560	12,940	12,150
Number of core customers (as of end of period) - revised(1)	17,400	16,570	15,730	15,020	14,300	13,640	13,000	12,240
Net revenue retention rate - legacy	112%	110%	107%	104%	108%	107%	109%	111%
Net revenue retention rate - revised(2)	116%	116%	113%	115%	116%	114%	117%	N/A

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

(3) Net revenue retention rate - revised is not presented for the period ended December 31, 2019 due to certain prior period data needed to complete the calculation being unavailable.

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. During the second quarter of 2021, we revised our core customer calculation methodology to include revenue from our Streamlined Sales Tax solution (SST), which results in additional customers being included in reported core customers. Under the revised calculation methodology, we had as of September 30, 2021 and December 31, 2020, approximately 17,400 and 15,020 core customers, respectively.

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

During the second quarter of 2021, we revised our net revenue retention rate calculation methodology. Under the prior methodology, revenue from our SST solution was not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution was not included, while revenue contraction from customers replacing one or more of Avalara’s other solutions with SST was included. The revised calculation methodology for net revenue retention rate includes revenue from SST. In addition, professional services revenue is no longer included in the revised calculation methodology, as these services tend to be more one-time in nature. Under the revised calculation methodology, our net revenue retention rate was 116% for the quarter ended September 30, 2021 and on average has been 115% over the last four quarters ended September 30, 2021. Under the legacy calculation methodology, our net revenue retention rate was 112% for the quarter ended September 30, 2021 and on average has been 108% over the last four quarters ended September 30, 2021.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue are driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 91% of our revenue for the nine months ended September 30, 2021 and 94% of our revenue for the nine months ended September 30, 2020.

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

Subscription and returns revenue also include interest income generated on funds held from customers. In order to provide tax remittance services to customers, we hold funds from customers in advance of remittance to tax authorities. These funds are held in trust accounts at FDIC-insured institutions. Prior to remittance, we earn interest on these funds.

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

Total Other (Income) Expense, Net

Total other (income) expense, net consists of interest income on cash and cash equivalents, quarterly remeasurement of earnout liabilities for acquisitions accounted for as business combinations, foreign currency gains and losses, interest expense related to our 2026 Notes, and other non-operating gains and losses.

Results of Operations

The following sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The comparability of periods covered by our financial statements is impacted by recent acquisitions. In the fourth quarter of 2020, we acquired the outstanding equity of TTR, substantially all the assets of Business Licenses, and the outstanding equity of Impendulo. During the second quarter of 2021, we acquired substantially all the assets of Davo and the outstanding equity of Inposia. During the third quarter of 2021, we acquired substantially all of the assets of 3CE Technologies (see Note 5 in the Notes to Consolidated Financial Statements).

	For the Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenue:
Subscription and returns	$164,237	$119,193
Professional services	16,930	8,686
Total revenue	181,167	127,879
Cost of revenue:
Subscription and returns	44,824	31,155
Professional services	8,216	3,777
Total cost of revenue(1)	53,040	34,932
Gross profit	128,127	92,947
Operating expenses:
Research and development(1)	42,574	32,562
Sales and marketing(1)	75,867	49,057
General and administrative(1)	35,887	23,885
Total operating expenses	154,328	105,504
Operating loss	(26,201)	(12,557)
Other (income) expense, net	6,955	(221)
Loss before income taxes	(33,156)	(12,336)
(Benefit from) provision for income taxes	(610)	393
Net loss	$(32,546)	$(12,729)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$2,733	$1,591
Research and development	6,234	3,781
Sales and marketing	5,448	3,157
General and administrative	8,903	4,292
Total stock-based compensation	$23,318	$12,821

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$2,314	$1,007
Research and development	—	—
Sales and marketing	3,096	447
General and administrative	930	4
Total amortization of acquired intangibles	$6,340	$1,458

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenue:
Subscription and returns	$455,997	$333,258
Professional services	47,838	22,551
Total revenue	503,835	355,809
Cost of revenue:
Subscription and returns	123,970	89,451
Professional services	22,416	13,065
Total cost of revenue(1)	146,386	102,516
Gross profit	357,449	253,293
Operating expenses:
Research and development(1)	121,841	85,253
Sales and marketing(1)	212,068	144,731
General and administrative(1)	101,982	65,595
Total operating expenses	435,891	295,579
Operating loss	(78,442)	(42,286)
Other (income) expense, net	10,143	(5,081)
Loss before income taxes	(88,585)	(37,205)
Provision for income taxes	1,599	947
Net loss	$(90,184)	$(38,152)

(1) The stock-based compensation expense included above was as follows:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$7,384	$4,264
Research and development	17,589	9,255
Sales and marketing	14,915	8,928
General and administrative	25,442	12,352
Total stock-based compensation	$65,330	$34,799

The amortization of acquired intangibles included above was as follows:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cost of revenue	$6,728	$3,302
Research and development	—	—
Sales and marketing	7,541	1,603
General and administrative	2,685	12
Total amortization of acquired intangibles	$16,954	$4,917

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended September 30,
	2021	2020
Revenue:
Subscription and returns	91%	93%
Professional services	9%	7%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	24%
Professional services	5%	3%
Total cost of revenue	29%	27%
Gross profit	71%	73%
Operating expenses:
Research and development	23%	25%
Sales and marketing	42%	38%
General and administrative	20%	19%
Total operating expenses	85%	83%
Operating loss	(14)%	(10)%
Other (income) expense, net	4%	0%
Loss before income taxes	(18)%	(10)%
(Benefit from) provision for income taxes	0%	0%
Net loss	(18)%	(10)%

	For the Nine Months Ended September 30,
	2021	2020
Revenue:
Subscription and returns	91%	94%
Professional services	9%	6%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	25%	25%
Professional services	4%	4%
Total cost of revenue	29%	29%
Gross profit	71%	71%
Operating expenses:
Research and development	24%	24%
Sales and marketing	42%	41%
General and administrative	20%	18%
Total operating expenses	87%	83%
Operating loss	(16)%	(12)%
Other (income) expense, net	2%	(1)%
Loss before income taxes	(18)%	(10)%
Provision for income taxes	0%	0%
Net loss	(18)%	(11)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$164,237	$119,193	$45,044	38%
Professional services	16,930	8,686	8,244	95%
Total revenue	$181,167	$127,879	$53,288	42%

Total revenue for the three months ended September 30, 2021 increased by $53.3 million, or 42%, compared to the three months ended September 30, 2020. Subscription and returns revenue for the three months ended September 30, 2021 increased by $45.0 million, or 38%, compared to the three months ended September 30, 2020. Professional services revenue for the three months ended September 30, 2021 increased by $8.2 million, or 95%, compared to the three months ended September 30, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers and recent acquisitions. The increase in total revenue for the three months ended September 30, 2021 compared to the same period in 2020, was due primarily to $16.7 million from recent acquisitions, $15.6 million from new U.S. customers, $13.9 million from existing U.S. customers, $4.4 million from revenue growth in our international operations, and $2.7 million from SST revenue growth. Excluding recent acquisitions, total revenue for the three months ended September 30, 2021 increased by $36.6 million, or 29%, compared to the three months ended September 30, 2020. Of the growth from recent acquisitions, $9.7 million was generated from subscriptions and returns and $7.0 million from professional services. Despite lower transaction rates for the three months ended September 30, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$44,824	$31,155	$13,669	44%
Professional services	8,216	3,777	4,439	118%
Total cost of revenue	$53,040	$34,932	$18,108	52%

Cost of revenue for the three months ended September 30, 2021 increased by $18.1 million, or 52%, compared to the three months ended September 30, 2020. The increase in cost of revenue was due primarily to an increase of $11.3 million in employee-related costs from higher headcount, an increase of $2.1 million in software hosting costs, an increase of $1.6 million in allocated overhead cost, an increase of $1.3 million in amortization expense, and an increase of $1.1 million in depreciation expense.

Cost of revenue headcount increased approximately 51% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, cost of revenue headcount increased approximately 30% due to our continued growth to support our solutions. Employee-related costs increased due primarily to a $8.5 million increase in salaries and benefits (including $4.9 million from recent acquisitions), a $1.1 million increase in stock-based compensation expense, a $0.8 million increase in contract and temporary employee costs, and a $0.8 million increase in compensation expense related to our bonus plans.

Software hosting costs increased due primarily to higher transaction volumes and incremental investment in data management and reporting tools. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020 and the first half of 2021.

Gross Profit

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$119,413	$88,038	$31,375	36%
Professional services	8,714	4,909	3,805	78%
Total gross profit	$128,127	$92,947	$35,180	38%
Gross margin
Subscription and returns	73%	74%
Professional services	51%	57%
Total gross margin	71%	73%

Total gross profit for the three months ended September 30, 2021 increased by $35.2 million, or 38%, compared to the three months ended September 30, 2020. Total gross margin was 71% for the three months ended September 30, 2021 compared to 73% for the same period of 2020. This decrease in total gross margin was due primarily to modestly lower gross margin from professional services combined with a small increase in gross profit from professional services as a percentage of total gross profit.

Research and Development

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$42,574	$32,562	$10,012	31%

Research and development expenses for the three months ended September 30, 2021 increased by $10.0 million, or 31%, compared to the three months ended September 30, 2020. The increase was due primarily to an increase of $7.7 million in employee-related costs from higher headcount, an increase of $1.9 million in third-party purchased software costs, and an increase of $0.4 million in outside professional services expense.

Research and development headcount increased approximately 43% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, research and development headcount increased approximately 31%. Employee-related costs increased due primarily to a $5.0 million increase in salaries and benefits (including $2.7 million from recent acquisitions), a $2.5 million increase in stock-based compensation expense, including $0.8 million for PSU grants for executives in 2021, and a $0.6 million increase in compensation expense related to our bonus plans.

Software costs increased due primarily to additional investment in information technology security and reporting tools for product analysis, development, and testing activities. Outside professional services expense increased due primarily to an increase in third-party developer services for product integrations maintenance and support.

Sales and Marketing

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$75,867	$49,057	$26,810	55%

Sales and marketing expenses for the three months ended September 30, 2021 increased by $26.8 million, or 55%, compared to the three months ended September 30, 2020. The increase was due primarily to an increase of $16.3 million in employee-related costs, an increase of $3.2 million for partner commission expense, an increase of $2.7 million in amortization expense, an increase of $2.7 million in marketing campaign expenses, an increase of $1.3 million in allocated overhead cost, and an increase of $0.6 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 50% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, sales and marketing headcount increased approximately 41%. Employee-related costs increased due primarily to a $9.7 million increase in salaries and benefits (including $2.3 million from recent acquisitions), a $2.3 million increase in stock-based compensation expense, including $0.3 million for PSU grants for executives in 2021, a $1.5 million increase in sales commission expense, a $1.5 million increase in contract and temporary employee costs, a $0.8 million increase in compensation expense related to our bonus plans, and a $0.6 million increase in travel costs.

Partner commission expense increased due primarily to higher revenues. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Marketing campaign expenses increased due primarily to increased spending on online advertising, market research, brand awareness, and outbound direct mail advertising. Third-party purchased software costs increased due primarily to additional investment in lead generation technology.

General and Administrative

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$35,887	$23,885	$12,002	50%

General and administrative expenses for the three months ended September 30, 2021 increased by $12.0 million, or 50%, compared to the three months ended September 30, 2020. The increase was due primarily to an increase of $8.8 million in employee-related costs, an increase of $0.9 million in amortization expense, an increase of $0.8 million in third-party purchased software costs, an increase of $0.6 million in outside professional services expense, an increase of $0.4 million in merchant fees, and an increase of $0.4 million in insurance, partially offset by a decrease of $0.8 million in impairment related to operating lease right-of-use assets and property and equipment impaired in the third quarter of 2020.

General and administrative headcount increased approximately 40% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, general and administrative headcount increased approximately 32%. Employee-related costs increased due primarily to a $3.5 million increase in salaries and benefits (including $0.6 million from recent acquisitions), a $4.6 million increase in stock-based compensation expense, including $3.4 million for PSU grants for executives in 2021, and a $0.4 million increase in contract and temporary employee costs.

Amortization increased due to acquired intangibles from our recent acquisitions. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, recruiting services, and training programs, partially offset by higher acquisition related costs in the prior period. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Insurance expenses increased due to higher insurance premiums in the current year. Operating lease right-of-use asset and property and equipment impairment decreased due to the closure during the third quarter of 2020 of four offices in the U.S. and Canada that had remaining lease terms extending beyond the date we vacated the leased office space, with no comparable impairment in the current period.

Total Other (Income) Expense, Net

	For the Three Months Ended September 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(28)	$(36)	$8
Interest expense	815	—	815
Other (income) expense, net	6,168	(185)	6,353
Total other (income) expense, net	$6,955	$(221)	$7,176

Total other (income) expense, net for the three months ended September 30, 2021 was $7.0 million of expense compared to $0.2 million of income for the three months ended September 30, 2020. Interest expense was $0.8 million for the three months ended September 30, 2021 compared to zero for the three months ended September 30, 2020. Interest expense increased due to accrual of contractual interest and amortization of the issuance costs on our 2026 Notes issued in the third quarter of 2021. Other (income) expense, net was $6.2 million expense for the three months ended September 30, 2021 compared to $0.2 million other income for the three months ended September 30, 2020, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the three months ended September 30, 2021, the adjustments to fair value increased the carrying value of the earnout liability for our acquisitions of TTR, Davo, and Business Licenses resulting in expense of $6.2 million.

(Benefit from) provision for Income Taxes

	For the Three Months Ended September 30,		Change
	2021	2020	Amount
	(dollars in thousands)
(Benefit from) provision for income taxes	$(610)	$393	$(1,003)

The benefit from income taxes for the three months ended September 30, 2021 was $0.6 million compared to a provision for income taxes of $0.4 million for the three months ended September 30, 2020. The effective income tax rate was 1.8% for the three months ended September 30, 2021 compared to (3.2)% for the three months ended September 30, 2020. The effective tax rate in both quarters differ from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The decrease in expense and increase in effective rate is due primarily to foreign tax jurisdictions.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in the first nine months of 2021. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$455,997	$333,258	$122,739	37%
Professional services	47,838	22,551	25,287	112%
Total revenue	$503,835	$355,809	$148,026	42%

Total revenue for the nine months ended September 30, 2021 increased by $148.0 million, or 42%, compared to the nine months ended September 30, 2020. Subscription and returns revenue for the nine months ended September 30, 2021 increased by $122.7 million, or 37%, compared to the nine months ended September 30, 2020. Professional services revenue for the nine months ended September 30, 2021 increased by $25.3 million, or 112%, compared to the nine months ended September 30, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers and recent acquisitions. The increase in total revenue for the nine months ended September 30, 2021 compared to the same period in 2020, was due primarily to $45.4 million from existing U.S. customers, $42.6 million from recent acquisitions, $34.0 million from new U.S. customers, $13.6 million from SST revenue growth, and $12.6 million attributable to revenue growth in our international operations. Excluding recent acquisitions, total revenue for the nine months ended September 30, 2021 increased by $105.4 million, or 30%, compared to the nine months ended September 30, 2020. Of the growth from recent acquisitions, $23.6 million was generated from subscriptions and returns and $19.0 million from professional services. Despite lower transaction rates for the nine months ended September 30, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$123,970	$89,451	$34,519	39%
Professional services	22,416	13,065	9,351	72%
Total cost of revenue	$146,386	$102,516	$43,870	43%

Cost of revenue for the nine months ended September 30, 2021 increased by $43.9 million, or 43%, compared to the nine months ended September 30, 2020. The increase in cost of revenue in absolute dollars was due primarily to an increase of $31.5 million in employee-related costs from higher headcount, an increase of $3.4 million in amortization expense, an increase of $3.4 million in allocated overhead cost, an increase of $2.9 million in software hosting costs, and an increase of $2.0 million in depreciation expense.

Cost of revenue headcount increased approximately 51% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, cost of revenue headcount increased approximately 30% due to continued growth to support our solutions. Employee-related costs increased due primarily to a $23.5 million increase in salaries and benefits (including $12.8 million from recent acquisitions), $3.2 million increase in compensation expense related to our bonus plans, a $3.1 million increase in stock-based compensation expense, and a $2.1 million increase in contract and temporary employee costs, partially offset by a $0.5 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer meetings and events beginning in March of 2020 because of the COVID-19 pandemic.

Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Software hosting costs increased due primarily to higher transaction volumes and incremental investment in data management and reporting tools. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020 and the first half of 2021.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$332,027	$243,807	$88,220	36%
Professional services	25,422	9,486	15,936	168%
Total gross profit	$357,449	$253,293	$104,156	41%
Gross margin
Subscription and returns	73%	73%
Professional services	53%	42%
Total gross margin	71%	71%

Total gross profit for the nine months ended September 30, 2021 increased $104.2 million, or 41% compared to the nine months ended September 30, 2020. Total gross margin was 71% for both the nine months ended September 30, 2021 and the same period of 2020.

Research and Development

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$121,841	$85,253	$36,588	43%

Research and development expenses for the nine months ended September 30, 2021 increased by $36.6 million, or 43%, compared to the nine months ended September 30, 2020. The increase was due primarily to an increase of $30.0 million in employee-related costs from higher headcount, an increase of $5.3 million in third-party purchased software costs, and an increase of $1.3 million in outside professional services expense.

Research and development headcount increased approximately 43% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, research and development headcount increased approximately 31%. Employee-related costs increased due primarily to a $18.0 million increase in salaries and benefits (including $5.7 million from recent acquisitions), an $8.3 million increase in stock-based compensation expense, including $1.6 million for PSU grants for executives in 2021, and a $4.2 million increase in compensation expense related to our bonus plans, partially offset by a decrease of $0.4 million in travel costs and a decrease of $0.2 million in contract and temporary employee costs.

Software costs increased due primarily to additional investment in information technology security and reporting tools for product analysis, development, and testing activities. Outside professional services expense increased due primarily to an increase in third-party information technology security services and third-party developer services for product integrations maintenance and support.

Sales and Marketing

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$212,068	$144,731	$67,337	47%

Sales and marketing expenses for the nine months ended September 30, 2021 increased by $67.3 million, or 47%, compared to the nine months ended September 30, 2020. The increase was due primarily to an increase of $39.2 million in employee-related costs, an increase of $9.3 million in marketing campaign expenses, an increase of $7.3 million for partner commission expense, an increase of $6.0 million in amortization expense, an increase of $3.2 million in allocated overhead cost, an increase of $1.4 million in third-party purchased software costs, and an increase of $1.0 million in outside professional services expense.

Sales and marketing headcount increased approximately 50% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, sales and marketing headcount increased approximately 41%. Employee-related costs increased due primarily to a $23.4 million increase in salaries and benefits (including $5.1 million from recent acquisitions), a $6.0 million increase in stock-based compensation expense, including $0.6 million for PSU grants for executives in 2021, a $5.4 million increase in sales commission expense, a $3.9 million increase in contract and temporary employee costs, and a $2.8 million increase in compensation expense related to our bonus plans, partially offset by a $2.3 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer activities and events beginning in March of 2020 because of the COVID-19 pandemic. During the remainder of 2021, we expect to gradually resume in-person customer activities and events, where it is safe to do so, which will increase travel costs that were suspended during the COVID-19 pandemic.

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

General and Administrative

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$101,982	$65,595	$36,387	55%

General and administrative expenses for the nine months ended September 30, 2021 increased by $36.4 million, or 55%, compared to the nine months ended September 30, 2020. The increase was due primarily to an increase of $26.0 million in employee-related costs, an increase of $4.2 million in outside professional services expense, an increase of $2.7 million in amortization expense, an increase of $1.7 million in third-party purchased software costs, an increase of $1.3 million in insurance, and an increase of $0.9 million in merchant fees, partially offset by a decrease of $1.0 million in non-income tax expense, a decrease of $0.8 million in impairment related to operating lease right-of-use assets and property and equipment, and a $0.7 million expense to settle a contract dispute in the prior year period.

General and administrative headcount increased approximately 40% from the third quarter of 2020 to the third quarter of 2021. Excluding the impact of recent acquisitions, general and administrative headcount increased approximately 32%. Employee-related costs increased due primarily to a $13.1 million increase in stock-based compensation expense, including $1.6 million for PSU grants for executives in 2021, a $9.9 million increase in salaries and benefits (including $2.5 million from recent acquisitions), a $2.5 million increase in compensation expense related to our bonus plans, and a $1.0 million increase in contract and temporary employee costs, partially offset by a $0.5 million decrease in travel costs.

Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, support services, recruiting services, and training, partially offset by higher acquisition related costs in the prior period. Amortization increased due to acquired intangibles from our recent acquisitions. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. Insurance expenses increased due to higher insurance premiums in the current year. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Non-income tax expense decreased due primarily to lower state and foreign indirect taxes. Operating lease right-of-use asset and property and equipment impairment decreased due to the closure during the third quarter of 2020 of four offices in the U.S. and Canada that had remaining lease terms extending beyond the date we vacated the leased office space, with no comparable impairment in the current period. During the nine months ended September 30, 2020, we agreed to settle a contract dispute, with no comparable costs in the current period.

Total Other (Income) Expense, Net

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Other (income) expense, net
Interest income	$(75)	$(1,646)	$1,571
Interest expense	815	—	815
Other (income) expense, net	9,403	(3,435)	12,838
Total other (income) expense, net	$10,143	$(5,081)	$15,224

Total other income (expense), net for the nine months ended September 30, 2021 was $10.1 million of expense compared to $5.1 million of income for the nine months ended September 30, 2020. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents. Interest expense was $0.8 million for the three months ended September 30, 2021 compared to zero for the three months ended September 30, 2020. Interest expense increased due to accrual of contractual interest and amortization of the issuance costs on our 2026 Notes issued in the third quarter of 2021. Other (income) expense, net was $9.4 million of expense for the nine months ended September 30, 2021 compared to $3.4 million of income for the nine months ended September 30, 2020, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the nine months ended September 30, 2021, the adjustments to fair value increased the carrying value of the earnout liability for our acquisitions of TTR, Davo, and Business Licenses, resulting in expense of $8.7 million. During the nine months ended September 30, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in income of $2.3 million.

Provision for Income Taxes

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount
	(dollars in thousands)
Provision for income taxes	$1,599	$947	$652

The provision for income taxes for the nine months ended September 30, 2021 was $1.6 million compared to a provision for income taxes of $0.9 million for the nine months ended September 30, 2020. The effective income tax rate was (1.8)% for the nine months ended September 30, 2021 compared to (2.5)% for the nine months ended September 30, 2020. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax expense is due primarily to measurement period adjustments related to the 2020 acquisition of TTR recorded during the first quarter of 2021 (see Note 5 in the Notes to Consolidated Financial Statements).

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in the first nine months of 2021. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, and a private offering of convertible senior notes. As of September 30, 2021, we had $1.5 billion of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

In August 2021, we completed a private offering of $977.5 million of convertible senior notes. The convertible senior notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2022. The initial conversion price of the convertible senior notes represented a premium of 47.5% over the closing price of our common stock on August 10, 2021, the date the convertible senior notes offering was priced. The net proceeds from the sale of the convertible senior notes were $959.9 million after deducting the issuance costs. The convertible senior notes will mature on August 1, 2026, unless earlier converted, redeemed, or repurchased.

We used $75.3 million of the net proceeds from the convertible senior notes offering to pay for the cost of the capped call transactions entered into with certain financial institutions. The capped call instruments are intended to offset potential dilution to our common stock or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The capped call instruments are subject to adjustments for certain corporate events and standard anti-dilution provisions.

Future Cash Requirements

As of September 30, 2021, our cash and cash equivalents included proceeds from our previous public offerings of common stock and our private offering of convertible senior notes. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to continue to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $1.5 billion as of September 30, 2021 will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating Activities	$8,725	$11,060
Investing Activities	(49,507)	(5,674)
Financing Activities	933,303	593,159

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

For the nine months ended September 30, 2021, net cash provided by operating activities was $8.7 million compared to net cash provided of $11.1 million for the nine months ended September 30, 2020. Cash provided by operating activities was essentially flat as an increase in cash collected from customers (due to growing demand of our subscription services) was offset by increased cash expenditures to fund our continuing product and customer expansion efforts.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software, and from time to-time, cash paid for asset and business acquisitions.

For the nine months ended September 30, 2021, cash used in investing activities was $49.5 million, compared to cash used of $5.7 million for the nine months ended September 30, 2020. The increase in cash used in investing activities of $43.8 million was due primarily to an increase in cash paid for acquisitions of businesses of $33.6 million, an increase in additions of capitalized software of $6.9 million, an increase in cash paid for acquired intangible assets of $1.5 million, an increase in capital expenditures of $1.5 million, and $0.4 million cash paid for purchases of available-for-sale securities in 2021. In the first nine months of 2021, we acquired Inposia, Davo, and 3CE for total cash consideration, net of cash acquired of $31.7 million and paid $1.9 million of additional purchase price to finalize net working capital and other adjustments related to the 2020 acquisitions of TTR and Impendulo.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance and repurchases of capital stock, our private offering of convertible senior notes, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the nine months ended September 30, 2021, cash provided by financing activities was $933.3 million compared to cash provided of $593.2 million for the nine months ended September 30, 2020. This increase in cash provided by financing activities of $340.1 million was due primarily to $977.5 million of proceeds from our private offering of convertible senior notes, a $36.3 million increase in net cash flows related to customer fund obligations in the first nine months of 2021 compared to the prior period, a $3.7 million decrease in deferred cash payments related to business combination earnouts, and a $3.1 million increase in cash proceeds from common stock purchased under our employee stock purchase plan. These cash inflows were partially offset by $556.3 million decrease in cash proceeds from offerings of our common stock, $75.3 million cash paid for purchases of capped calls and $17.3 million cash paid for debt issuance costs related to our private offering of convertible senior notes in 2021, $20.8 million cash paid in the first nine months of 2021 for purchase price holdbacks related to the 2020 acquisition of TTR and the 2019 acquisition of Portway International Inc. compared to $2.8 million cash paid in the first nine months of 2020 for purchase price holdbacks related to the 2019 acquisitions of Compli and Indix, a $12.6 million decrease in cash proceeds from exercise of stock options, and a $1.2 million increase in deferred cash payments related to asset acquisition earnouts. Cash inflows from customer fund obligations increased in the first nine months of 2021 due primarily to a state being unable to accept electronic tax remittance payments during August and September. This temporary interruption of payments resulted in approximately $37 million of additional funds held from customers as of September 30, 2021. During the fourth quarter, the state has resumed normal tax remittance payment activities.

Funds Held from Customers and Customer Fund Obligations

We maintain trust accounts with FDIC-insured financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers are not commingled with our operating funds but are typically deposited with funds also held on behalf of our other customers. Funds held from customers primarily represents restricted cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Changes in customer funds assets account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

In August 2021, we issued convertible senior notes (see Note 10 in the Notes to Consolidated Financial Statements). In addition, during the nine months ended September 30, 2021, our purchase commitments increased approximately $63.2 million compared to December 31, 2020, primarily related to software hosting and software license subscriptions that extend up to four years beyond September 30, 2021. There were no other material changes to our contractual obligations as of September 30, 2021 compared to December 31, 2020.

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

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$53,040	$34,932	$146,386	$102,516
Stock-based compensation expense	(2,733)	(1,591)	(7,384)	(4,264)
Amortization of acquired intangibles	(2,314)	(1,007)	(6,728)	(3,302)
Non-GAAP Cost of Revenue	$47,993	$32,334	$132,274	$94,950

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$128,127	$92,947	$357,449	$253,293
Stock-based compensation expense	2,733	1,591	7,384	4,264
Amortization of acquired intangibles	2,314	1,007	6,728	3,302
Non-GAAP Gross Profit	$133,174	$95,545	$371,561	$260,859

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	73%	71%	71%
Stock-based compensation expense as a percentage of revenue	2%	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%	1%
Non-GAAP Gross Margin	74%	75%	74%	73%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$42,574	$32,562	$121,841	$85,253
Stock-based compensation expense	(6,234)	(3,781)	(17,589)	(9,255)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$36,340	$28,781	$104,252	$75,998

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$75,867	$49,057	$212,068	$144,731
Stock-based compensation expense	(5,448)	(3,157)	(14,915)	(8,928)
Amortization of acquired intangibles	(3,096)	(447)	(7,541)	(1,603)
Non-GAAP Sales and Marketing Expense	$67,323	$45,453	$189,612	$134,200

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$35,887	$23,885	$101,982	$65,595
Stock-based compensation expense	(8,903)	(4,292)	(25,442)	(12,352)
Amortization of acquired intangibles	(930)	(4)	(2,685)	(12)
Non-GAAP General and Administrative Expense	$26,054	$19,589	$73,855	$53,231

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(26,201)	$(12,557)	$(78,442)	$(42,286)
Stock-based compensation expense	23,318	12,821	65,330	34,799
Amortization of acquired intangibles	6,340	1,458	16,954	4,917
Non-GAAP Operating Income (Loss)	$3,457	$1,722	$3,842	$(2,570)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(32,546)	$(12,729)	$(90,184)	$(38,152)
Stock-based compensation expense	23,318	12,821	65,330	34,799
Amortization of acquired intangibles	6,340	1,458	16,954	4,917
Non-GAAP Net Income (Loss)	$(2,888)	$1,550	$(7,900)	$1,564

Free cash flow:
Net cash provided by operating activities(1)	$11,422	$28,034	$8,725	$11,060
Less: Purchases of property and equipment(2)	(1,393)	(976)	(4,463)	(2,968)
Less: Capitalized software development costs(2)	(3,655)	(1,142)	(9,608)	(2,706)
Free cash flow	$6,374	$25,916	$(5,346)	$5,386

(1)We have presented corrected net cash used in operating activities for the three and nine months ended September 30, 2020. The correction to net cash used in operating activities resulted in a change of $0.1 million and $0.8 million for the three months and nine months ended September 30, 2020, respectively.

(2)Capitalized software development costs were previously included in purchases of property and equipment and does not impact previously reported free cash flow.

The following table reflects calculated billings and reconciles to GAAP revenues. In addition to the defined reconciling items for calculated billings, the second and third quarter of 2021 and the fourth quarter of 2020 include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue assumed in business combinations.

	Three Months Ended
	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019
	(in thousands)
Total revenue	$181,167	$169,067	$153,601	$144,760	$127,879	$116,487	$111,443	$107,627
Add:
Deferred revenue (end of period)	257,883	239,395	225,531	209,690	180,640	167,719	165,369	161,241
Contract liabilities (end of period)	8,597	11,406	12,466	10,134	7,673	6,195	6,330	5,197
Less:
Deferred revenue (beginning of period)	(239,395)	(225,531)	(209,690)	(180,640)	(167,719)	(165,369)	(161,241)	(148,466)
Contract liabilities (beginning of period)	(11,406)	(12,466)	(10,134)	(7,673)	(6,195)	(6,330)	(5,197)	(4,843)
Deferred revenue assumed in business combinations	(430)	(886)	—	(9,194)	—	—	—	—
Calculated billings	$196,416	$180,985	$171,774	$167,077	$142,278	$118,702	$116,704	$120,756

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our 2020 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the Notes to Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1,536.4 million and $673.6 million as of September 30, 2021 and December 31, 2020, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

In August 2021, we completed a private offering of convertible senior notes. As of September 30, 2021, we had an outstanding principal balance on the convertible senior notes of $977.5 million. As the interest rate on the convertible senior notes is fixed, we do not have exposure to interest rate risk.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and nine months ended September 30, 2021 and 2020, approximately 8% and 6% of our revenues, respectively, were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2021.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no recent sales of unregistered securities not previously disclosed in a Current Report on Form 8-K.

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

4.1

Indenture, dated as of August 13, 2021, by and between Avalara, Inc. and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed August 13, 2021 (File No. 001-38525)).

4.2	Form of 0.25% Convertible Senior Note due 2026 (included in Exhibit 4.1)

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 13, 2021 (File No. 001-38525)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: November 5, 2021	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)