Form 10-K
period 2021-12-31
AVALARA, INC.
filed 2022-02-24
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2021 was $13,670 million.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2022 was 87,486,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2021 fiscal year.

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

PART I

Item 1. Business.

Overview

Avalara is a leading provider of tax compliance automation for businesses of all sizes. Every business, regardless of size, faces a bewildering and burdensome array of constantly shifting transaction tax collection, reporting and remittance obligations imposed by a patchwork of local, regional, state, and national taxing authorities. The rise of omnichannel commerce and international trade has increased this compliance burden. Avalara’s mission is to eliminate this burden and allow companies to focus on their core operations. We offer a leading suite of cloud-based solutions to assist companies with transaction tax and related compliance requirements. This multi-product platform – the Avalara Compliance Cloud – consists of calculation, returns, compliance document management, licensing and registration, fiscal representation, tax content, and insight solutions. Our vision is for the Avalara Compliance Cloud to be the leading, category-defining, global cloud compliance platform.

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

Businesses across industries and of all sizes, ranging from small companies to Fortune 100 enterprises, use our solutions. While mid-market and smaller customers, with 20 to 500 employees, have historically been our primary target segment for marketing and selling our solutions, we are focused on extending our customer reach through investments in product and go-to-market capabilities that address the enterprise and emerging small business market segments globally. We believe these markets represent significant long-term future growth opportunities to augment our large mid-market opportunity where we believe we remain minimally penetrated. We have been launching new compliance capabilities aimed at capturing larger shares of these market segments. These include calculating cross-border customs duties and import taxes as well as consumer use taxes, which are imposed by state governments on transactions in which sales tax was not collected correctly or at all. Additionally, we introduced new functionality into our tax calculation service that allows businesses with more complex tax scenarios to customize the rates and rules applied to specific transactions, and we have launched or acquired additional solutions that provide inroads to all market segments, from enterprise customers to emerging small businesses.

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

We also have acquired multiple businesses, primarily to augment the tax content of the Avalara Compliance Cloud, serve the needs of businesses in different geographies or industries, or improve our ability to serve additional aspects of transaction tax compliance. Substantial portions of our business, including our tax return preparation and filing and our compliance document management solutions, are based on acquired content and technology. Since 2018, we have acquired beverage alcohol tax, cross-border transaction (e.g., tariffs and duties) solutions, business licenses, insurance tax compliance solutions, and artificial intelligence technology and expertise. In 2021, we acquired INPOSIA Solutions GmbH (“Inposia”), as well as the operating assets of DAVO Technologies LLC (“Davo”), 3CE Technologies, Inc. (“3CE”), Track1099 LLC (“Track1099”), and CrowdReason Limited Liability Company and CorrelationAdvisors LLC (together, “CrowdReason”). Inposia is a German software company focused on e-invoicing, digital tax reporting, and business and data integration to address real-time compliance requirements for companies worldwide. Davo helps emerging small businesses automate the daily and ongoing requirements for sales tax, supporting thousands of small businesses in the United States. 3CE provides software and services for Harmonized System classifications and verifications, primarily to government entities and logistics services providers. Track1099 provides online software and services for cost-effectively managing, e-filing, and e-delivering Internal Revenue Service forms, including Forms 1099, W-2, and W-9. CrowdReason is a developer of SaaS-based property tax compliance applications, with a related property valuation and advisory services business to help solve property tax compliance challenges. We intend to continue pursuing opportunities to broaden our suite of solutions, content, and international presence.

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

Transaction tax exists at the intersection of commerce and government, and therefore political, economic, social, and technological changes may impact our business. Shifts happening in these areas today are driving complexity for businesses to manage tax, interest from governments in introducing and enforcing regulation, and businesses to apply technology to drive efficient results in compliance. Prior to the novel coronavirus (“COVID-19”) pandemic, the rise of ecommerce was an existing tailwind for our business. The pandemic accelerated adoption of online shopping, proving to be a generational shift that introduces tax complexity and drives the need for tax automation for more businesses. Global governments are responding to fiscal challenges by expanding tax requirements to capture more revenue from more businesses, and around the world more tax authorities are adding technological requirements such as live reporting for added transparency into revenue streams. Businesses of all sizes continue to put cloud technologies in place as the digital transformation of business continues, and the demand to facilitate distributed workforces continues. The availability of and trust in these technologies has furthered an emphasis on streamlining business processes to drive efficient growth. Macro trends such as these directly contribute to our value promise of delivering a more efficient technology solution to manage global compliance requirements.

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

Many businesses attempt to handle transaction tax compliance processes manually, risking miscalculations and incorrect collections, which can result in customer dissatisfaction and/or financial penalties. Some businesses supplement their internal manual efforts with costly outsourced professional service firms to perform tax compliance functions. Many businesses process transactions using business applications such as accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. These systems sometimes include rudimentary tax calculation capabilities, but they are usually not sufficiently robust or current to provide accurate tax determinations, and these systems often do not support other aspects of compliance including calculating cross-border and international taxes, use tax, returns filings, and managing exemptions and licensing.

The industry that provides support for transaction tax compliance is highly competitive and fragmented, but it is maturing. Rising complexity and increasing need for automated solutions have resulted in greater awareness of external solutions and there are now multiple public companies offering automated tax compliance solutions. Avalara believes that, in the age of digital commerce, it is inevitable that all businesses will adopt automated solutions to tax compliance over time. Until then, businesses will continue to employ a mix of approaches to address transaction tax compliance, including:

•	tax-specific solutions from vendors, including Avalara, but also Sovos, TPS Unlimited, Inc. d/b/a TaxJar (a Stripe, Inc. company), Thomson Reuters, Vertex, Inc., and Wolters Kluwer NV;
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

Licensing and Registrations. Avalara’s licensing products and services support businesses of all sizes in the research, procurement, and maintenance of business licenses, registrations, and permits. These products also help customers acquire country, state, and local transaction tax registrations. For global businesses, Avalara offers a service to assist businesses selling internationally to obtain and maintain VAT registrations, a pre-requisite process to collecting, reporting, and remitting VAT payments in required jurisdictions. Licensing and registrations products and services can be purchased standalone on an as-needed basis, or as a subscription for ongoing management, maintenance, and storage of business licenses.

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

Competitive Moats

Our competitive moats include:

Partner moat. We and our partners invest in developing and maintaining an extensive collection of pre-built integrations that are designed to connect our solutions to a broad range of leading business applications, including accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. We believe these integrations provide a competitive advantage as they dramatically reduce implementation time, effort, and cost; enable our solutions to function seamlessly with the core applications our customers use to process and manage their transactions; and allow customers to easily and efficiently manage tax compliance across multiple business applications. We offer far more pre-built integrations with these applications than other tax software providers, and we plan to continue adding more. We have pre-built integrations with leading business application providers such as Magento, Intuit QuickBooks, Microsoft, Oracle NetSuite, Sage, Salesforce Commerce Cloud, and Epicor. In addition, we have relationships with ecommerce platform providers, including BigCommerce, Shopify, and others, that include our pre-built integrations in their platforms, allowing customers to easily choose our solutions to automate transaction tax calculations.

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

On our platform, we provide a comprehensive and expanding suite of solutions to address a full range of transaction tax compliance burdens and use cases for tax determination and reporting compliance across multiple tax paradigms including sales tax, VAT, and GST; determination of cross-border customs duties and import taxes; determination of use tax obligations; and several other compliance requirements such as managing exemption certificates, and business licenses and registrations.

Our solutions can be configured and managed using our intuitive administrative consoles, which we regard as a differentiator from other transaction tax services because they facilitate fast and easy company-specific configuration, detailed transaction analysis, and access to detailed reports, worksheets, calendars, and other management functions. The consoles also provide a single point of management for various compliance solutions, scale as a customer’s needs grow or change, and automatically aggregate transactions from multiple business applications. We believe our comprehensive solutions enable us to provide added value to our customers, increase their loyalty and satisfaction, and raise their potential long-term value to us.

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

•

Grow revenue from our existing customers. Many of our customers begin with a single solution, such as our AvaTax sales tax determination solution. This initial entry point establishes Avalara as a trusted part of a customer’s financial processes, and as a customer’s sales increase and the number of transactions processed grows, our volume-based subscription model generates more revenue. The initial entry point also provides us with significant cross-sell opportunities, including tax return preparation, filing and remittance, tax exemption certificate, tax research, and other compliance documents management, expanded determination solutions for use tax, cross-border trade and international VAT and GST tax regimes, and businesses licenses and registrations. These solutions work together to provide customers with a comprehensive automated solution for their global transaction tax compliance needs.

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

Customers

Businesses across industries and of all sizes, ranging from small businesses to Fortune 100 companies, use our solutions. While mid-market and smaller customers, with 20 to 500 employees, have historically been our primary target market segment for marketing and selling our solutions, we are focused on increasing our market share and global customer reach through investments in product and go-to-market capabilities that address the enterprise and emerging small business market segments globally. We believe these markets represent significant long-term future growth opportunities to augment our large mid-market opportunity where we believe we remain minimally penetrated. In recent years, we have launched several new compliance capabilities aimed at capturing larger shares of these market segments, including cross-border customs duties and import taxes, consumer use taxes, and new functionality into our tax calculation service that allows larger businesses with more complex tax scenarios to customize the rates and rules applied to specific transactions. We also have introduced a new, simplified returns service specifically aimed at small businesses and another for use by accounting firms seeking to extend their transaction tax business and margins.

We monetize our solutions through direct sales to customers and via certain partners, such as ecommerce platform partners, that include some of our solutions in their offerings and pay us for usage by their end customers. These platform customers may be core customers to Avalara, and their end-user customers represent opportunities to upsell additional products and become direct customers of Avalara over time. We use core customers as the primary metric for our current customer count reporting. During the second quarter of 2021, we revised our core customer calculation methodology to include revenue from our Streamlined Sales Tax solution (“SST”), which results in additional customers being included in reported core customers. Under the revised calculation methodology, as of December 31, 2021, 2020, and 2019, we had approximately 18,270, 15,020 and 12,240 core customers, respectively.

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

A summary of our core customers and net revenue retention rate is as follows:

	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Number of core customers (as of end of period) - legacy	18,060	17,230	16,410	15,580	14,890	14,180	13,560	12,940
Number of core customers (as of end of period) - revised(1)	18,270	17,400	16,570	15,730	15,020	14,300	13,640	13,000
Net revenue retention rate - legacy	113%	112%	110%	107%	104%	108%	107%	109%
Net revenue retention rate - revised(2)	116%	116%	116%	113%	115%	116%	114%	117%

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

Our partner ecosystem is comprised of technology partners, such as software developers and publishers, independent software vendors, ecommerce platforms, and marketplaces; systems integrators, including value-added resellers, services firms, and ecommerce companies; and accounting firms, including CPAs and bookkeepers. Partners have multiple ways in which to engage with Avalara. All partners can refer Avalara products and earn commissions. Many partners choose to become certified to implement Avalara solutions for their customers. Our technology partners integrate Avalara solutions into their applications and receive commissions, and a subset of technology partners embed Avalara AvaTax into their platform as the default tax engine and offer their customers a bundled price.

Our partners range from globally known enterprises to startups and entrepreneurs who recognize the opportunity to add value to their customer relationships by leveraging our solutions. We offer these partners access to dedicated Avalara teams that provide sales and marketing assistance, as well as training and technical resources.

Research & Development and Tax Content Team

Our research and development organization is responsible for the design, development, security, testing, deployment, and maintenance of the Avalara Compliance Cloud. We devote substantial resources to continuously improve and scale our platform, add innovative new features and functionalities, build technology to support new products and content types, and improve the user experience for our platform and solutions.

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

As of December 31, 2021, we had 4,465 full-time employees. Of these employees, 2,323 are based in the United States, 37 are based in Canada, 472 are in the United Kingdom and continental Europe, 1,434 are based in India, and 199 are based in Brazil. Our global workforce is highly educated, with most of our employees working in engineering, technical, or professional roles. With the exception of Brazil and certain countries in the E.U., where collective bargaining agreements are commonplace, none of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

We offer a competitive compensation package that is designed to attract new employees and retain, motivate, and reward current employees. Our compensation program includes base salaries, cash bonuses, and equity compensation for certain employees. In addition, we offer a range of benefits to our employees, including an employee stock purchase plan for U.S. employees, retirement plans, medical, dental, and vision insurance, health and dependent care flexible spending accounts, health savings accounts, basic and voluntary life and accidental death and dismemberment insurance, and disability insurance.

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

We have a number of employee resource groups that enhance our inclusive and diverse culture, including Women of Avalara, Veterans of Avalara, Prism (LGBTQ+), and Ujima (African American/Black). We continue to recruit technical talent in diverse communities, including by engaging as a sponsor of the annual Grace Hopper Celebration (the world’s largest gathering of women technologists), AfroTech (a multicultural tech conference that brings leaders in technology and business together to exchange ideas and build a strong Black technology community), and Lesbians Who Tech. We require anti-harassment training as part of our new employee onboarding process and regularly for all employees, and we also conduct managing bias training for our leadership and executive teams.

Beginning in the first quarter of 2020, the COVID-19 pandemic had a significant impact on our workforce. Even though we have begun to re-open certain of our office locations, the vast majority of our employees continue to work remotely and likely will continue to work remotely for an undetermined portion of 2022. We have instituted safety protocols and procedures for the limited number of employees who continue to work on-site. During the pandemic we launched an employee resource group for remote workers. We also conducted employee surveys to help us understand how the company is doing as an employer and identify employee concerns specifically in the context of handling COVID-19 requirements for our office locations and the impact of the pandemic on our employees. Following the pandemic, many of our employees likely will work remotely on a permanent or semi-permanent basis and others may have a hybrid remote and on-site role.

Available Information

We maintain a website at investor.avalara.com, through which we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The information on, or that can be accessed through, our website is not part of this report and the inclusion of our website address in this report is an inactive textual reference only.

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

We have incurred significant operating losses since our inception, including net losses of $125.2 million, $49.2 million, and $50.2 million in 2021, 2020, and 2019, respectively. We had an accumulated deficit of $684.6 million as of December 31, 2021. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our revenue growth rate may not be sustainable.

Our revenue has grown rapidly, from $382.4 million in 2019, and $500.6 million in 2020 to $699.0 million in 2021. As our revenue base grows, we expect that our revenue growth rate will decline over time, and you should not rely on the revenue growth rate of any prior period as an indication of our future performance. This risk may increase with any future acquisition, particularly if the revenue growth rate of the acquired business has been lower than ours.

Our revenue growth rate depends on existing customers renewing and maintaining or upgrading their subscriptions, and if we fail to retain our customers at current or upgraded subscriptions, our business will be harmed.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription periods. Our customers may not renew subscriptions for a similar mix of solutions or transaction volumes. Our renewal rates may decline because of a number of factors, including customer dissatisfaction, customers’ spending levels, decreased transaction volumes, increased competition, changes in tax laws or rules, pricing changes, or legislative changes affecting tax compliance providers. If our customers do not renew their subscriptions or reduce the solutions or transaction volumes purchased under their subscriptions, our revenue may decline and our business may be harmed. Our future success also depends in part on existing customers upgrading their subscriptions. If our efforts to sell upgrades to our customers are not successful, it may decrease our revenue growth rate.

If we are unable to attract new customers on a cost-effective basis, our business will be harmed.

To grow our business, we must continue to grow our customer base in a cost-effective manner. Increasing our customer base and achieving broader market acceptance of our solutions will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities. We may not be able to recruit qualified personnel, train them to perform, and achieve an acceptable level of sales production from them on a timely basis or at all. In addition, the cost to attract new customers may increase as we market our existing and new solutions to different market segments and geographies. If we are unable to maintain effective sales and marketing activities and maintain and expand our partner network, our ability to attract new customers could be harmed, our sales and marketing expenses could increase substantially, and our business, results of operations, and financial condition may suffer.

If we fail to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

We expect to continue to experience rapid growth in our headcount and operations, domestically and internationally, which will continue to place significant demands on our management and our administrative, operational, and financial reporting resources. We have experienced significant growth in the number of customers, number of transactions, and the amount of content we support. Our growth will require hiring additional employees and making significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance, and administration teams, as well as facilities and infrastructure. Our ability to effectively manage our growth will require the allocation of management and employee resources along with improvements to operational and financial controls and reporting procedures and systems. In addition, as we continue to expand internationally, we will encounter unexpected challenges and expenses due to unfamiliarity with local requirements, practices, and markets. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing solutions, develop new solutions, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges, or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, and financial condition would likely be harmed.

If we fail to attract and retain qualified personnel, our business could be harmed.

Our success depends in large part on our ability to attract, integrate, motivate, and retain highly qualified personnel at a reasonable cost on the terms we desire, particularly sales and marketing personnel, software developers, technical support, and research and development personnel. Competition for skilled personnel, particularly in the technology industry and in some countries and regions in which we operate, is intense and we may not be successful in attracting, motivating, and retaining needed personnel. We also may be unable to attract or integrate into our operations qualified personnel on the schedule we desire. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, integrating, motivating, and retaining highly qualified personnel, which could harm our business. In addition, dealing with the loss of the services of our executive officers, including our chief executive officer, or other key personnel and the process to replace any of our executive officers or key personnel may involve significant time and expense, take longer than anticipated, and significantly delay or prevent the achievement of our business objectives, which would harm our financial condition, results of operations, and business.

Revenue received as a certified provider in the Streamlined Sales Tax program is subject to price negotiations, and any decrease in payment rates or discontinuation of the program could adversely affect our business, results of operations, financial condition, and growth prospects.

We currently derive and, at least in the near term, expect to continue to derive significant revenue as a certified provider in the SST program. SST payment rates are subject to price negotiations with the SST Governing Board and its member states. For example, effective January 2021, SST payment rates decreased under a new contract with the SST Governing Board. If SST payment rates were to decrease further or if the SST program were to be discontinued, our business, results of operations, financial condition, and growth prospects will suffer.

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

As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources. In addition, integrating third-party technology can be complex, costly, and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third parties’ development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, which may result in such providers offering multiple solutions on their applications or withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive, or obsolete, and our results of operations may be negatively impacted.

In addition, we leverage the sales and referral resources of our partners through a variety of incentive programs. In the event that we are unable to effectively utilize, maintain, and expand these relationships, our revenue growth would slow, we would need to devote additional resources to the development, sales, and marketing of our solutions, and our financial results and future growth prospects would be harmed. Additionally, our partners may demand, or demand greater, referral fees or commissions. Certain large partners may negotiate, and in the past have negotiated, lower fees that may be charged to their end customers.

Our acquisitions of, and investments in, other businesses, products, or technologies may not yield expected benefits and our inability to successfully integrate acquisitions may negatively impact our business, financial condition, and results of operations.

In the past, we have pursued acquisitions of content, technology, and expertise to enhance the transaction tax compliance products and services we offer. We anticipate that we will continue to make acquisitions of or investments in businesses, products, content, and technologies in the future. We may not realize the anticipated benefits, or any benefits, from our past or future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or other debt securities, our existing shareholders may be diluted or we could face constraints related to the repayment of indebtedness. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of past and future acquisitions, we must successfully integrate the acquired businesses, products, or technologies with ours. Some of the challenges to successful integration of our acquisitions include:

•	unanticipated costs or liabilities resulting from our acquisitions;
•	retention of key employees from acquired businesses;
•	difficulties integrating acquired operations, personnel, technologies, products, or content, which may be more significant in the case of foreign acquisitions;

•	diversion of management attention from existing business operations and strategy;
•	diversion of resources that are needed in other parts of our business, including integration of other acquisitions;
•	potential write-offs of acquired assets;
•	inability to maintain relationships with customers and partners of the acquired business;
•	difficulty of transitioning acquired technology and related infrastructures onto our existing platform;
•	difficulty maintaining security and privacy standards of acquired technology consistent with our existing solutions;
•	potential financial and credit risks associated with the acquired business or customers;
•	the need to implement internal controls, procedures, and policies at the acquired company;
•	the need to comply with additional laws and regulations applicable to the acquired business; and
•	the income and indirect tax impacts of any such acquisitions.

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

There are a number of competing tax-specific software vendors. Many of our competitors, as well as large accounting firms, have historically targeted primarily large enterprise customers, but also may market to small to medium-sized businesses. Other competitors who currently focus on small to medium-sized businesses may be better positioned than larger competitors to increase their market share with such businesses by competing on price, service, or otherwise. We also face competition from private transaction tax compliance businesses focused primarily on ecommerce. It is also possible that enterprises operating in adjacent compliance, financial services, or ecommerce verticals may decide to pursue transaction tax compliance and become significant competitors. Increased competition may impact our ability to add new customers at the rates we have historically achieved. Our failure to successfully and effectively compete with current or future competitors could lead to lost business and negatively affect our revenue growth.

We face significant risks in selling our solutions to enterprise customers, and if we do not manage these efforts effectively, our results of operations and ability to grow our customer base could be harmed.

Sales to enterprise customers typically involve higher customer acquisition costs and longer sales cycles. The historical sales cycle and conversion rate trends associated with our existing mid-market customers may not apply to larger enterprise businesses for whom purchasing decisions may require the approval of more technical personnel and management levels. Larger customers may demand more integration services and customization as well as different product features and ongoing service expectations. In addition, our standard pricing model may be less attractive to certain customers with very high volumes of transactions. As a result, sales opportunities to larger businesses may require us to devote greater research and development, sales, support, and professional services resources to individual prospective customers, resulting in increased acquisition costs and strains on our limited resources. Moreover, these larger transactions may require us to delay recognizing the associated revenue we derive from these prospective customers until all revenue requirements have been met.

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

The tax determination functions we perform for customers are complicated, time-sensitive, and dependent on the accuracy of the database of tax content underlying our solutions. Some of our processes are not fully automated, such as our process for monitoring updates to tax rates and rules, and, even to the extent our processes are automated, our solutions are not proven to be without possibility of errors. If we make errors in our customers’ tax determinations or when completing our customers’ returns or remit their tax payments late or not at all, our customers may be assessed for underpayment of taxes, along with interest and penalties. In addition, as a certified provider in the SST program, in some circumstances we may become liable to member states in the event of delinquent payment of taxes and may be responsible for certain tax liabilities. For certain of our solutions, we guarantee the accuracy or timeliness of the results or output provided by those solutions and could be liable under such guarantee for up to 12 months’ service fees for those solutions in the event of an error that results in uncollected or unremitted taxes, penalties, or interest. Although our agreements have disclaimers of warranties and limit our liability (beyond the amounts we agree to pay pursuant to our guarantee, if applicable), a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold us liable for these errors. Further, in some instances we have negotiated agreements with specific customers or assumed agreements in connection with our acquisitions that do not limit this liability or disclaim these warranties. Additionally, erroneous tax determinations could result in overpayments to taxing authorities that may be difficult to reclaim from the applicable taxing authorities. Any history of erroneous tax determinations or returns or failures to timely remit tax payments for our customers could also cause our reputation to be harmed, could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of customer renewals, and loss of competitive position. In addition, our errors and omissions insurance coverage may not cover all amounts claimed against us if such errors or failures occur. The financial and reputational costs associated with any erroneous tax determinations or failures to timely remit tax payments may be substantial and could harm our results of operations and financial condition.

Cybersecurity and data security breaches and ransomware attacks may create financial liabilities for us, damage our reputation, and harm our business.

Our customers provide us with information that our solutions store, some of which is confidential information about them or their financial transactions, as well as significant amounts of money for remittance to various taxing jurisdictions on their behalf. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information and money, but we may not be successful in protecting against all security breaches and cyber-attacks. Threats to and breaches of our information technology security can take various forms, including viruses, worms, ransomware, and other malicious software programs, or actions or omissions by an employee. Significant cybersecurity or data security breaches could result in the loss of business, litigation, regulatory investigations, loss of customers, and penalties that could damage our reputation and adversely affect the growth of our business.

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

Because the techniques used to obtain unauthorized access, sabotage systems, or otherwise access data and/or data backups change frequently and generally are not recognized until launched against a target, we or these third parties have been and, in the future, may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds are adequate. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any of these occurrences could create liability for us, put our reputation in jeopardy, and harm our business.

Our platform, solutions, and internal systems, as well as external internet infrastructure, may be subject to disruption that could harm our reputation and future sales or result in claims against us.

Because our operations involve delivering a suite of transaction tax compliance solutions to our customers through a cloud-based software platform, our continued growth depends in part on the ability of our platform and related computer equipment, third-party data centers, infrastructure, and systems to continue to support our solutions. In addition, in delivering our solutions to customers, we are reliant on internet infrastructure limitations. In the past, we have experienced temporary and limited platform disruptions, outages in our solutions, and degraded levels of performance due to human and software errors, file corruption, and first and third-party capacity constraints associated with the number of customers accessing our platform simultaneously. While our past experiences have not materially impacted us, in the future we may face more extensive disruptions, outages, or performance problems. In addition, malicious third parties may also conduct attacks designed to sabotage our platform, impede the performance of our solutions, or temporarily deny customers access to our solutions. If an actual or perceived disruption, outage, performance problem, or attack occurs, it could harm our reputation and the market perception of our solutions; divert the efforts of our technical and management personnel; impair our ability to operate our business; cause us to lose customer information; or harm our customers’ businesses. Any of these events may increase non-renewals, limit our ability to acquire new customers, result in delayed or withheld payments from customers, or result in claims against us.

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

Our current cloud service infrastructure is run on AWS, GCP, and other third-party co-location leased data centers, and neither AWS, GCP, nor our other data center providers are obligated to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost-effective manner should the need arise. If we are unable to renew our agreements with any of our data center providers on commercially reasonable terms, or if in the future we add data center facility providers, we may face additional costs or expenses or downtime, which could harm our business.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt, settle conversions of the notes in cash, repurchase the notes upon a fundamental change, and meet other future capital needs.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our convertible senior notes due 2026 (the “2026 Notes”), depends on our future performance, which is subject to economic, industry, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the 2026 Notes have the right to require us to repurchase all or any portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority, or by agreements governing our current or future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $1.1 billion due to prior period losses. NOLs generated in 2017 and prior will begin to expire in 2025. NOLs generated after 2017 do not expire but are limited to 80% of taxable income when utilized. Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of some or all our NOLs, whether or not we attain profitability in the U.S.

We need to continue making significant investments in software development and equipment to improve our business.

To improve the scalability, security, performance, efficiency, availability, and failover aspects of our solutions, and to support the expansion of our solutions into other tax types, such as international VAT, additional excise taxes, or additional lodging taxes, we will need to continue making significant capital equipment expenditures and also invest in additional software and infrastructure development. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. In the event of decreases in subscription sales, certain of our fixed costs, such as for capital equipment, may make it difficult for us to adjust our expenses downward quickly. Additionally, we are continually updating our software and content, creating expenses for us. We may also need to review or revise our software architecture and user experience as we grow, which may require significant resources and investments.

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

Beginning in the first quarter of 2020, the COVID-19 pandemic led to widespread disruptions across the world, including in the states and countries in which we operate. As a result of the COVID-19 pandemic, we experienced and, in the future, may experience decreased demand for our solutions from customers along with slower collections on accounts receivable. Because we recognize revenue over the subscription term, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have implemented risk mitigation plans, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19. The degree to which the COVID-19 pandemic may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the geographic spread of COVID-19, the emergence of new variants, the severity and the duration of the pandemic, the success of vaccines, and further actions that may be taken by governmental authorities or businesses.

Sales to customers or operations outside the United States may expose us to risks inherent in international sales and could negatively impact our business and results of operations.

Historically, transactions occurring outside of the United States have represented a small portion of our revenue. However, we intend to continue efforts to expand our international sales, including through our current sales operations in Europe, India, and Brazil, as well as other countries and regions identified for expansion.

Operating in international markets, particularly when entering new countries and regions, requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States, and our international expansion efforts may not be successful. As we expand our international operations, we currently do not have the breadth of partners like that which we have established in the U.S., making us more reliant on the initial partners that we have established to date. For example, a single partner accounts for a significant portion of our European revenue and any failure to retain or expand this relationship could harm our business and results of operations. Other potential risks and challenges associated with sales to customers and operations outside the United States include:

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

We handle significant amounts of our customers’ money for remittance to various taxing jurisdictions on their behalf. If our banks’ or our own internal controls and compliance procedures regarding cash management of these funds fail, are hacked or sabotaged, or if our banks or we are the subject of fraudulent behavior by personnel or third parties, we could face significant cash financial losses, including but not limited to significant financial penalties imposed by taxing jurisdictions for late remittances calculated as a percentage of tax payment amounts due. Furthermore, our efforts to remit tax payments to applicable taxing jurisdictions only after receiving the related funds from our customers may fail, which would expose us to the financial risk of collecting from our customers after we have remitted funds on their behalf.

Additionally, we are subject to risk from concentration of cash and cash equivalent accounts, including cash from our customers that is to be remitted to taxing jurisdictions, with financial institutions where deposits routinely exceed federal insurance limits. If the financial institutions in which we deposit our customers’ cash were to experience insolvency or other financial difficulty, our access to cash deposits could be limited, any deposit insurance may not be adequate, we could lose our cash deposits entirely, and we could be exposed to liability to our customers. Any of these events would negatively impact our financial condition and liquidity, results of operations, and our reputation.

We also invest a portion of our funds held for customers in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Such investments are subject to general market, interest rate, credit, and liquidity risks. We follow an established investment policy to monitor and mitigate our exposure to liquidity and credit risks. These risks could be more significant, individually or together, during periods of unusual financial market volatility.

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

We perform a number of critical business functions for our customers, including remittance of the taxes our customers owe to taxing authorities. Our electronic payment of customers’ taxes may be subject to federal or state laws or regulations relating to money transmission. The federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination, and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various taxing jurisdictions. However, if federal or state regulators were to apply these laws and regulations to this business activity or if our activities are held by a court to be covered by such laws or regulations, we could be required to expend significant time, money, and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct business to achieve compliance or minimize regulation. Application of these laws to our business could also make it more difficult or costly for us to maintain our banking relationships. Financial institutions may also be unwilling to provide banking services to us due to concerns about the large dollar volume moving into and out of our accounts on behalf of our customers in the ordinary course of our business. As we continue to expand the solutions we offer and the jurisdictions in which we offer them, we could become subject to other licensing, examination, or regulatory requirements relating to financial services.

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

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We primarily rely upon a combination of confidentiality procedures, contractual provisions, copyright, trademark, and trade secret laws, and other similar measures to protect our proprietary information and intellectual property. We also use patents, including those of our acquired businesses, to protect certain of our intellectual property. Our trademarks and service marks include Avalara, the Avalara logo, AvaTax, the Avalara Compliance Cloud, and “Tax compliance done right,” marks for our acquired businesses, and various marketing slogans. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. In addition, if unauthorized disclosure of our source code occurs through security breach, cyber-attack, internal theft, or otherwise, we could lose future trade secret protection for that source code, which could make it easier for third parties to compete with our products. Our means of protecting our proprietary rights may not be adequate.

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

Risks Relating to Ownership of Our Common Stock and Convertible Notes

Our stock price has been and likely will continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors in our common stock.

From June 15, 2018, the date that our common stock started trading on the New York Stock Exchange, through December 31, 2021, the trading price of our common stock has ranged from $28.09 per share to $191.67 per share. The market price and trading volume of our common stock may fluctuate significantly regardless of our operating performance, in response to numerous factors, many of which are beyond our control, including:

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

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the 2026 Notes.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, vesting of restricted stock units and performance stock units, and under our employee stock purchase plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

The capped call transactions may affect the value of the 2026 Notes and our common stock.

In connection with the pricing of the 2026 Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the notes.

The option counterparties or their respective affiliates may modify the hedge positions they established in connection with entering into the capped call transactions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions (and are likely to do so on each exercise date of the capped call transactions, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption, or early conversion of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Seattle, Washington, where we occupy office space under a lease that expires in 2028. We maintain additional offices in the United States, Brazil, Europe, and India.

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

On January 25, 2022, Vertex, Inc. (“Vertex”) filed a lawsuit against Avalara in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that Avalara engaged in unfair competition and intentional interference with contractual relations and trade secret misappropriation. Vertex requests a permanent injunction, unspecified general, special, actual, and/or statutory damages, punitive and exemplary damages, and attorneys’ fees. On February 7, 2022, the Company filed a motion to dismiss the complaint for lack of personal jurisdiction, which was subsequently withdrawn after Vertex filed an amended complaint on February 9, 2022. Based upon the Company’s review of the complaint, the Company believes it has meritorious defenses to Vertex’s claims, and the Company intends to vigorously defend against Vertex’s allegations. For a description of the risks of this and similar litigation, see Part I, Item 1A of this Annual Report on Form 10-K titled “Risk Factors—Our ability to protect our intellectual property is limited and our solutions are, and may in the future be, subject to claims of infringement by third parties.”

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

Holders

As of December 31, 2021, we had 87 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with that of the S&P 500 Index and the RDG Software Composite. The period shown commences on June 15, 2018, and ends on December 31, 2021, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on June 15, 2018. The stock price performance graph is not necessarily indicative of future price performance.

Company/Index:	Base Period 6/15/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Avalara, Inc.	$100.00	$69.31	$163.00	$366.91	$287.29
S&P 500	100.00	93.72	123.23	145.90	187.79
RDG Software Composite	100.00	99.76	142.12	218.58	280.98

Our common stock cumulative total return presented on the graph and table above is based on our closing stock price of $44.94 per share on June 15, 2018.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections of this report titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading provider of tax compliance automation for businesses of all sizes. The Avalara Compliance Cloud includes calculation, returns, compliance document management, licensing and registration, fiscal representation, tax content, and insight solutions. We sell our solutions primarily on a subscription basis through our sales force, which focuses on selling to qualified leads provided by our marketing efforts and by partner referrals. Revenue from subscriptions and returns represented 91% of total revenue in 2021 and 93% of total revenue in 2020.

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

We make substantial investments by increasing headcount, investing in better software tools and technologies, and making strategic acquisitions to continuously improve the Avalara Compliance Cloud. With these investments, we will continue scaling our platform for continued growth, adding new features and functionality, supporting new products and content types, and improving the user experience. We have made multiple acquisitions in the last few years to augment our tax content, serve the needs of customers in different geographies or industries, and improve additional aspects of tax compliance solutions. We expect to continue to make significant investments, both organically and through acquisitions, to gain new and relevant content, technology, and expertise that best serve the transaction tax needs of our customers.

Our business continued to be impacted by the COVID-19 pandemic during 2021, which over the last two years has resulted in authorities implementing numerous preventative measures to contain or mitigate the extent of the impact, including travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas. Even though we began to re-open certain of our office locations in 2021, the vast majority of our employees continue working from home. We expect these arrangements to continue for most of our workforce for an undetermined portion of 2022. During 2021, some of the geographic areas we serve and work from began to loosen travel bans and restrictions, and, where it is safe to do so, we have resumed some in-person customer activities and events. However, we continue to host many customer activities and events virtually and continue to limit employee travel. As the COVID-19 pandemic continues to progress, the extent and timing of the broader impact of the pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

Total revenue for 2021 was $699.0 million, an increase of 40% from $500.6 million in 2020. Excluding the $55.7 million of revenue growth from recent acquisitions, total revenue for 2021 increased by 29%. This compares to an increase in total revenue of 31% in 2020 from 2019, or an increase of 29% excluding acquisitions. Revenue growth from our international operations, excluding acquisitions, increased $15.9 million, an increase of 51% from 2020. While we intend to continue aggressively investing internationally to expand non-U.S. revenue, as base revenue increases for our international operations, we expect the pace of revenue growth to moderate.

Total revenue for 2021 and 2020 generated outside the U.S. was 8% and 6% of total revenue, respectively.

Under the revised calculation methodologies, we added approximately 3,250 core customers during 2021 and delivered a net revenue retention rate of 115% on average over the past four quarters. In 2021, our non-core customer revenue continued to grow faster than our revenue from core customers. We use net revenue retention rate to reflect the stability of our revenue base and to provide insight into our ability to grow existing customer revenues. See the section titled “Key Business Metrics” for more information.

We maintained a total gross margin of 71% in 2021, despite an increase in the proportion of revenue generated from professional services, which has a lower gross margin. Revenue from subscription and returns comprised approximately 91% of our revenue for 2021 compared to 93% of our revenue for 2020.

Operating expenses increased to $600.7 million in 2021 from $419.4 million in 2020, as we continued to make significant investments in our future growth. As a percentage of total revenue, operating expenses in 2021 were consistent with 2020. Sales and marketing expenses were $296.0 million in 2021, or 42% of total revenue, compared to $204.5 million in 2020, or 41% of total revenue reflecting our continued investments to grow and expand our business.

Our net loss was $125.2 million during 2021 compared to a net loss of $49.2 million during 2020. Operating loss was $106.6 million during 2021 compared to an operating loss of $62.0 million during 2020. Operating loss increased due primarily to a $39.9 million increase in stock-based compensation expense. Non-GAAP operating income was $5.5 million during 2021 compared to a non-GAAP operating loss of $3.1 million during 2020. For the year ended December 31, 2021, net cash provided by operating activities was $34.1 million compared to net cash provided of $42.6 million for the year ended December 31, 2020. During 2021, we generated free cash flow of $12.7 million compared to free cash flow of $34.0 million in 2020. See the section titled “Use and Reconciliation of Non-GAAP Financial Measures” for more information about our non-GAAP financial measures.

In August 2021, we completed a private offering of $977.5 million of convertible senior notes. The convertible senior notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually. The net proceeds from the sale of the convertible senior notes were $959.9 million after deducting the issuance costs. The convertible senior notes will mature on August 1, 2026, unless earlier converted, redeemed, or repurchased. We used $75.3 million of the net proceeds from the convertible senior notes offering to pay for the cost of the capped call transactions which are intended to offset potential dilution to our common stock or offset any cash payments we are required to make in excess of the principal amount.

As of December 31, 2021, we had $977.5 million in borrowings outstanding related to the convertible senior notes, with a net carrying value of $961.3 million. We ended the year with $1.5 billion of cash and cash equivalents. We believe our strong balance sheet positions us well to continue to make additional investments to grow and expand both our products and services, along with the customers we serve.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
Number of core customers (as of end of period) - legacy	18,060	17,230	16,410	15,580	14,890	14,180	13,560	12,940
Number of core customers (as of end of period) - revised(1)	18,270	17,400	16,570	15,730	15,020	14,300	13,640	13,000
Net revenue retention rate - legacy	113%	112%	110%	107%	104%	108%	107%	109%
Net revenue retention rate - revised(2)	116%	116%	116%	113%	115%	116%	114%	117%

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

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. During the second quarter of 2021, we revised our core customer calculation methodology to include revenue from our Streamlined Sales Tax solution (“SST”), which results in additional customers being included in reported core customers. Under the revised calculation methodology, as of December 31, 2021, and 2020, we had approximately 18,270 and 15,020 core customers, respectively.

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

During the second quarter of 2021, we revised our net revenue retention rate calculation methodology. Under the prior methodology, revenue from our SST solution was not included in net revenue retention rate. This means that revenue expansion from existing customers adopting our SST solution was not included, while revenue contraction from customers replacing one or more of Avalara’s other solutions with SST was included. The revised calculation methodology for net revenue retention rate includes revenue from SST. In addition, professional services revenue is no longer included in the revised calculation methodology, as these services tend to be more one-time in nature. Under the revised calculation methodology, our net revenue retention rate was 116% for the quarter ended December 31, 2021, and on average has been 115% over the last four quarters ended December 31, 2021. Under the legacy calculation methodology, our net revenue retention rate was 113% for the quarter ended December 31, 2021, and on average has been 110% over the last four quarters ended December 31, 2021.

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

2021 Acquisitions

Inposia. On April 1, 2021, we acquired the outstanding equity of INPOSIA Solutions, GmbH (“Inposia”), under a Share Purchase Agreement. Inposia is a German software company that delivers e-invoicing, digital tax reporting, and system and data integration to support digital transformation efforts and address real-time compliance requirements for businesses. Inposia will build upon Avalara’s existing e-invoicing capabilities in Brazil and India to support customers worldwide with real-time compliance. The total consideration transferred related to this transaction was €31.8 million (or approximately $37.4 million using the exchange rate on April 1, 2021), consisting of net cash consideration of $14.5 million and 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million.

Davo. On April 20, 2021, we acquired substantially all the assets of DAVO Technologies LLC (“Davo”) under an Asset Purchase Agreement. Davo helps emerging small businesses automate the daily and ongoing requirements for sales tax. As a result of the acquisition, Davo extends Avalara’s ability to provide integrated sales tax compliance processes to alleviate the burden of compliance on small businesses. The total consideration transferred related to this transaction was $56.7 million, consisting of $23.5 million cash paid at close, a $0.3 million cash deposit paid in the first quarter of 2021, an acquisition holdback with a fair value upon acquisition of $2.6 million, and an earnout provision with a fair value upon acquisition of $30.3 million.

3CE. On September 7, 2021, we acquired substantially all the assets of 3CE Technologies, Inc. (“3CE”) under an Asset Purchase Agreement. 3CE is a Canadian company that provides software and services for Harmonized System code classifications and verifications, primarily to government entities and logistics services providers. The acquisition will expand and improve our Harmonized System code classification content and provide a new self-service model to sell to the Company’s customers. The total consideration related to this transaction is $11.2 million, consisting of $9.9 million cash paid at close and an acquisition holdback with a fair value upon acquisition of $1.3 million.

Track1099. On October 1, 2021, we acquired substantially all the assets of Track1099 LLC (“Track1099”) under an Asset Purchase Agreement. Track1099 provides online software and services for cost-effectively managing, e-filing, and e-delivering Internal Revenue Service forms, including Forms 1099, W-2, and W-9. The total consideration related to this transaction is $48.8 million, consisting of $35.0 million cash paid at close, an acquisition holdback with a fair value upon acquisition of $5.0 million, and an earnout provision with a fair value upon acquisition of $8.8 million.

CrowdReason. On October 18, 2021, we acquired substantially all the assets of CrowdReason Limited Liability Company, a Texas limited liability company, and CorrelationAdvisors LLC, a Texas limited liability company (together, “CrowdReason”) under an Asset Purchase Agreement. CrowdReason is a technology services company that provides software applications, solutions, and services for property tax compliance, along with consulting services related to property valuation and property tax compliance. The total consideration related to this transaction is $36.4 million, consisting of $8.3 million cash paid at close, an acquisition holdback with a fair value upon acquisition of $1.7 million, and an earnout provision with a fair value upon acquisition of $26.3 million.

2020 Acquisitions

Transaction Tax Resources. On October 5, 2020, we acquired all the outstanding equity of Transaction Tax Resources, Inc. (“TTR”), a leading provider of tax content, research, consulting, and automation tools in the U.S., with products that include software solutions for companies and governments. The total cash consideration related to this transaction was approximately $378.0 million. Approximately $57.6 million of the purchase price will be paid to TTR shareholders over the next three years. In addition, up to $26.4 million of the purchase price will be paid to TTR’s founder and shareholder if certain TTR performance metrics are achieved during the 2021 and 2022 fiscal years.

Business Licenses. On November 5, 2020, we acquired substantially all of the assets of Business Licenses, LLC (“Business Licenses”), a leading provider of business license and registration content, software, management, and services that automate and streamline license and registration compliance for companies of all sizes. The total consideration related to this transaction was approximately $97.0 million. Approximately $64.9 million of the purchase price was paid at the time of acquisition and approximately $11.4 million of the purchase price will be paid to Business Licenses’ shareholders after 18 months. Up to $20.7 million will be paid, in shares of our common stock, to Business Licenses’ shareholders if certain Business Licenses performance metrics are achieved during the next four years.

Impendulo. On December 1, 2020, the Company acquired the shares of Impendulo Limited (“Impendulo”), a London-based provider of insurance tax compliance software and services, specializing in support for multi-national insurance companies. The total consideration related to this transaction was $13.6 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $0.7 million that was accrued for cash payable to the sellers in the first quarter of 2021 based on final revenue metrics achieved up to the date of the acquisition.

2019 Acquisitions

Compli. On January 22, 2019, we acquired substantially all the assets of Compli, Inc. (“Compli”), a provider of compliance services, technology, and software to producers, distributors, and importers of beverage alcohol in the United States. Total consideration related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after 12 months, and an earnout provision fair valued upon acquisition at $3.8 million.

Indix. On February 6, 2019, we acquired substantially all the assets of Indix Corporation (“Indix”), an artificial intelligence company providing comprehensive product descriptions for more than one billion products sold and shipped worldwide. Total consideration related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after 18 months, and an earnout provision valued upon acquisition at $2.2 million.

Portway. On July 31, 2019, we acquired substantially all the assets of Portway International Inc. (“Portway”), a provider of Harmonized System code classifications and outsourced customs brokerage services. Total consideration related to this transaction was $24.3 million, consisting of $13.0 million paid in cash at closing, an additional $2.0 million of cash to be paid after 18 months with an acquisition date fair value of $1.9 million, and an earnout provision fair valued upon acquisition at $9.4 million.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 91% of our revenue for 2021 and 93% of our revenue for 2020 and 2019.

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

Subscription and returns revenue also includes interest income generated on funds held from customers. In order to provide tax remittance services to customers, we hold funds from customers in advance of remittance to tax authorities. These funds are held in trust accounts at FDIC-insured institutions. Prior to remittance, we earn interest on these funds.

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

Costs and Expenses

Cost of Revenue. Cost of revenue consists of costs related to providing the Avalara Compliance Cloud and supporting our customers and includes employee-related expenses, including salaries, benefits, bonuses, and stock-based compensation and the amortization of capitalized software development costs. In addition, cost of revenue includes direct costs associated with information technology, such as software hosting costs, tax content maintenance, and certain services provided by third parties. Cost of revenue also includes allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as acquired technology from acquisitions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth, including through acquisitions, which we expect to result in higher cost of revenue in absolute dollars.

Research and Development. Research and development expenses consist primarily of employee-related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, software hosting costs for research and product development activities, and the cost of third-party developers. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Capitalized software development costs, which consist primarily of employee-related costs, are amortized as cost of subscription and returns revenue. Research and development expenses also include allocated costs for certain information technology and facility expenses, along with depreciation of equipment.

We devote substantial resources to enhancing and maintaining the Avalara Compliance Cloud, developing new and enhancing existing solutions, conducting quality assurance testing, and improving our core technology. We expect research and development expenses to increase in absolute dollars.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. As a result of the current COVID-19 pandemic, we suspended in-person promotional and customer events and converted many of these activities to virtual events, which temporarily reduced these types of marketing expenses. We began to gradually resume limited in-person marketing activities in the second half of 2021 where it was safe to do so. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer relationships, customer lists, and backlog from acquisitions. During 2022, we expect to continue to increase in-person marketing activities as conditions allow.

We defer the portion of sales commissions that is considered a cost of obtaining a new contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the estimated period of benefit, generally six years. We expense the remaining sales commissions as incurred. Sales commissions are earned when a sales order is completed. For most sales orders, deferred revenue is recorded when a sales order is invoiced, and the related revenue is recognized ratably over the subscription term. The rates at which sales commissions are earned varies depending on a variety of factors, including the nature of the sale (new, renewal, or add-on service offering), the type of service or solution sold, and the sales channel. At the beginning of each year, we set group and individual sales targets and update targets during the year as appropriate. Sales commissions are generally earned based on achievement against these targets.

We defer the portion of partner commissions that are considered a cost of obtaining a contract with a customer in accordance with the revenue recognition standard and amortize these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. We expense the remaining partner commissions costs as incurred. Our partner commission expense has historically been, and will continue to be, impacted by many factors, including the proportion of new and renewal sales, the nature of the partner relationship, and the sales mix among partners during the period. Integration partners may be paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales. Additionally, we have several types of partners (e.g., integration and referral) that each earn different commission rates.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations (in the U.S. and internationally), hire and train additional personnel, evaluate and integrate acquisitions, and incur costs as a public company. Specifically, we expect to continue to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, acquisition evaluation and execution, SEC compliance, and internal control compliance.

Total Other Income (Expense), Net

Total other income (expense), net consists of quarterly remeasurement of earnout liabilities for acquisitions accounted for as business combinations, interest income on cash and cash equivalents, interest expense related to our 2026 Notes, foreign currency gains and losses, and other non-operating gains and losses.

Results of Operations

The comparability of periods covered by our financial statements is impacted by acquisitions (see Strategic Acquisitions above). See our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following sets forth our results of operations for the periods presented.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$633,091	$465,825	$355,181
Professional services	65,886	34,744	27,240
Total revenue	698,977	500,569	382,421
Cost of revenue:
Subscription and returns	173,414	124,333	97,824
Professional services	31,418	18,762	17,475
Total cost of revenue(1)	204,832	143,095	115,299
Gross profit	494,145	357,474	267,122
Operating expenses:
Research and development(1)	167,391	119,710	82,442
Sales and marketing(1)	296,006	204,490	168,634
General and administrative(1)	137,301	95,242	71,918
Total operating expenses	600,698	419,442	322,994
Operating loss	(106,553)	(61,968)	(55,872)
Total other income (expense), net	(15,372)	4,476	6,613
Loss before income taxes	(121,925)	(57,492)	(49,259)
(Provision for) benefit from income taxes	(3,308)	8,309	(955)
Net loss	$(125,233)	$(49,183)	$(50,214)

(1)	The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$10,203	$5,909	$3,122
Research and development	24,343	13,226	6,666
Sales and marketing	20,301	12,147	8,736
General and administrative	33,250	16,888	15,825
Total stock-based compensation	$88,097	$48,170	$34,349

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$9,319	$5,166	$4,854
Research and development	—	—	—
Sales and marketing	11,082	4,664	2,271
General and administrative	3,574	819	15
Total amortization of acquired intangibles	$23,975	$10,649	$7,140

The following sets forth our results of operations as a percentage of our total revenue for the periods presented.

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and returns	91%	93%	93%
Professional services	9%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	26%
Professional services	4%	4%	5%
Total cost of revenue	29%	29%	30%
Gross profit	71%	71%	70%
Operating expenses:
Research and development	24%	24%	22%
Sales and marketing	42%	41%	44%
General and administrative	20%	19%	19%
Total operating expenses	86%	84%	84%
Operating loss	(15)%	(12)%	(15)%
Total other income (expense), net	(2)%	1%	2%
Loss before income taxes	(17)%	(11)%	(13)%
(Provision for) benefit from income taxes	(1)%	2%	0%
Net loss	(18)%	(10)%	(13)%

Year Ended December 31, 2021, as compared to the Year Ended December 31, 2020

Revenue

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$633,091	$465,825	$167,266	36%
Professional services	65,886	34,744	31,142	90%
Total revenue	$698,977	$500,569	$198,408	40%

Total revenue for the year ended December 31, 2021, increased by $198.4 million, or 40%, compared to the year ended December 31, 2020. Subscription and returns revenue for the year ended December 31, 2021, increased by $167.3 million, or 36%, compared to the year ended December 31, 2020. Professional services revenue for the year ended December 31, 2021, increased by $31.1 million, or 90%, compared to the year ended December 31, 2020.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the year ended December 31, 2021, compared to the same period in 2020, was due primarily to $76.2 million from existing U.S. customers, $55.7 million from recent acquisitions, $35.0 million from new U.S. customers, $15.9 million from revenue growth in our international operations, and $15.7 million from SST revenue growth. Of the growth from recent acquisitions, $31.6 million was generated from subscriptions and returns and $24.1 million from professional services. Despite lower transaction rates for the year ended December 31, 2021, SST revenue increased from the prior period due to higher transaction volume.

Cost of Revenue

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$173,414	$124,333	$49,081	39%
Professional services	31,418	18,762	12,656	67%
Total cost of revenue	$204,832	$143,095	$61,737	43%

Cost of revenue for the year ended December 31, 2021, increased by $61.7 million, or 43%, compared to the year ended December 31, 2020. The increase in cost of revenue was due primarily to an increase of $40.4 million in employee-related costs from higher headcount, an increase of $8.0 million in software hosting costs, an increase of $6.0 million in allocated overhead cost, an increase of $4.2 million in amortization expense, and an increase of $3.0 million in depreciation expense.

Cost of revenue headcount increased approximately 31% from December 31, 2020, to December 31, 2021, due to our continued growth to support our solutions. Employee-related costs increased due primarily to a $31.1 million increase in salaries and benefits (including $18.4 million from recent acquisitions), a $4.3 million increase in stock-based compensation expense, a $3.0 million increase in compensation expense related to our bonus plans, and a $2.3 million increase in contract and temporary employee costs, partially offset by a $0.4 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer meetings and events beginning in March of 2020 because of the COVID-19 pandemic.

Software hosting costs have increased due primarily to higher transaction volumes and incremental investment in data management and reporting tools. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses were higher, compared to the prior period, due primarily to higher headcount throughout our operations. Amortization expense increased due primarily to acquired intangible assets from recent acquisitions. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2020 and 2021.

Gross Profit

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$459,677	$341,492	$118,185	35%
Professional services	34,468	15,982	18,486	116%
Total gross profit	$494,145	$357,474	$136,671	38%
Gross margin
Subscription and returns	73%	73%
Professional services	52%	46%
Total gross margin	71%	71%

Total gross profit for the year ended December 31, 2021, increased by $136.7 million, or 38%, compared to the year ended December 31, 2020. Total gross margin was 71% for the year ended December 31, 2021, compared to 71% for the same period of 2020.

Research and Development

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$167,391	$119,710	$47,681	40%

Research and development expenses for the year ended December 31, 2021, increased by $47.7 million, or 40%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $38.6 million in employee-related costs from higher headcount, an increase of $6.0 million in software hosting and third-party purchased software costs, an increase of $2.0 million in allocated overhead cost, and an increase of $2.0 million in outside professional fees.

Research and development headcount increased approximately 39% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $24.8 million increase in salaries and benefits (including $9.4 million from recent acquisitions), an $11.1 million increase in stock-based compensation expense, a $3.1 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs. Software hosting and third-party purchased software costs increased due primarily to additional investment in tools for product analysis, development and testing activities, and tools for information technology security and reporting. Outside professional services expense increased due primarily to an increase in third-party information technology security and third-party developer services for product integrations.

Sales and Marketing

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$296,006	$204,490	$91,516	45%

Sales and marketing expenses for the year ended December 31, 2021, increased by $91.5 million, or 45%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $55.4 million in employee-related costs, an increase of $11.2 million in marketing campaign expenses, an increase of $9.8 million for partner commission expense, an increase of $6.5 million in amortization expense, an increase of $5.6 million in allocated overhead cost, an increase of $2.0 million in third-party purchased software costs, and an increase of $1.1 million in outside professional services expense.

Sales and marketing headcount increased approximately 36% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $33.8 million increase in salaries and benefits (including $7.9 million from recent acquisitions), an $8.2 million increase in stock-based compensation expense, a $7.6 million increase in sales commissions due to sales growth, a $4.9 million increase in contract and temporary employee costs, and a $2.6 million increase in compensation expense related to our bonus plans, partially offset by a $1.7 million decrease in travel costs. Travel costs decreased due primarily to minimal in-person customer activities and events for all of 2021 as a result of the COVID-19 pandemic. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, which will increase travel costs.

Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising (including pay-per-click advertising), and outbound direct mail advertising. Partner commission expense increased due primarily to higher revenues. Amortization expense increased due primarily to acquired intangible assets from recent acquisitions. Third-party purchased software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and increased spending for new marketing analytics tools. Outside professional services expenses increased due primarily to increased third-party consulting services to improve the customer experience during onboarding, to develop prospective customer data, and services to integrate websites of recent acquisitions.

General and Administrative

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$137,301	$95,242	$42,059	44%

General and administrative expenses for the year ended December 31, 2021, increased by $42.1 million, or 44%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $30.7 million in employee-related costs, an increase of $5.5 million in outside professional services expense, an increase of $2.8 million in amortization expense, an increase of $2.6 million in third-party purchased software costs, an increase of $1.6 million in insurance expense, an increase of $1.2 million in merchant fees, partially offset by a $2.4 million decrease in non-income tax, a decrease of $0.8 million in impairment related to operating lease right-of-use assets and property and equipment, and a $0.7 million expense to settle a contract dispute in the prior year period.

General and administrative headcount increased 31% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $16.4 million increase in stock-based compensation expense, $12.3 million increase in salaries and benefits (including $2.9 million from recent acquisitions), a $1.4 million increase in contract and temporary employees, and a $1.0 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs.

Outside professional services expenses increased due primarily to increased investment in employee engagement, principally satisfaction surveys, recruiting services, and training programs, partially offset by higher acquisition-related costs in the prior period. Amortization increased due to a full year of expense for acquired intangible assets from our 2020 acquisitions and amortization of acquired intangible assets from our 2021 acquisitions. Software costs increased due primarily to an increase in the number of licenses purchased and higher subscription fees for key financial and human resources information system applications. Insurance expenses have increased due to higher insurance premiums in the current year. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Non-income tax expense decreased due primarily to lower state indirect taxes. Operating lease right-of-use asset and property and equipment impairment decreased due to the closure during the third quarter of 2020 of four offices in the U.S. and Canada that had remaining lease terms extending beyond the date we vacated the leased office space, with no comparable impairment in the current period. During the year ended December 31, 2020, we agreed to settle a contract dispute, with no comparable costs in the current period.

Total Other Income (Expense), Net

	For the Year Ended December 31,		Change
	2021	2020	Amount
	(dollars in thousands)
Other income (expense), net
Fair value changes in earnout liabilities	$(12,231)	$2,325	$(14,556)
Interest income	108	1,678	(1,570)
Interest expense	(2,311)	—	(2,311)
Other income (expense), net	(938)	473	(1,411)
Total other income (expense), net	$(15,372)	$4,476	$(19,848)

Total other expense for the year ended December 31, 2021, was $15.4 million compared to $4.5 million of other income for the year ended December 31, 2020. Fair value changes in earnout liabilities was $12.2 million of expense for the year ended December 31, 2021, compared to $2.3 million of income for the same period in 2020. During the year ended December 31, 2021, post-acquisition fair value adjustments to earnout liabilities for our acquisitions of TTR, Business Licenses, Davo, and Track1099, resulted in other expense of $12.2 million. During the year ended December 31, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents, partially offset by higher average cash balances during 2021. Interest expense increased due to the August 2021 offering of the 2026 Notes, for which there is no comparable expense for the year ended December 31, 2020. Other income (expense), net was $0.9 million of expense for the year ended December 31, 2021, compared to $0.4 million of income for the same period in 2020. The variance is due primarily to losses on foreign exchange rates.

(Provision for) Benefit from Income Taxes

	For the Year Ended December 31,		Change
	2021	2020	Amount
	(dollars in thousands)
(Provision for) benefit from income taxes	$(3,308)	$8,309	$(11,617)

The provision for income taxes for the year ended December 31, 2021, was $3.3 million compared to a benefit from income taxes of $8.3 million for the year ended December 31, 2020. The effective income tax rate was an expense of 2.7% for the year ended December 31, 2021, compared to a benefit of 14.5% for the year ended December 31, 2020. The effective tax rate in both periods differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax expense and decrease in effective rate is due primarily to the 2020 release of valuation allowance resulting from deferred tax liabilities recorded in purchase accounting for the TTR and Impendulo acquisitions.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in 2021. As a result, we have a full valuation allowance against our net deferred tax assets in these jurisdictions, including net operating loss carryforwards and research and development tax credits. We expect to maintain a full valuation allowance in these jurisdictions for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, and a private offering of convertible senior notes. As of December 31, 2021, we had $1.5 billion of cash and cash equivalents, most of which was held in money market accounts.

Borrowings

In August 2021, we completed a private offering of the 2026 Notes. The 2026 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2022. The initial conversion price of the 2026 Notes represented a premium of 47.5% over the closing price of our common stock on August 10, 2021, the date the 2026 Notes offering was priced. The net proceeds from the sale of the 2026 Notes were $959.9 million after deducting the issuance costs. The 2026 Notes will mature on August 1, 2026, unless earlier converted, redeemed, or repurchased.

We used $75.3 million of the net proceeds from the 2026 Notes offering to pay for the cost of the capped call transactions entered into with certain financial institutions. The capped call instruments are intended to offset potential dilution to our common stock or offset any cash payments we are required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to a cap. The capped call instruments are subject to adjustments for certain corporate events and standard anti-dilution provisions.

Future Cash Requirements

As of December 31, 2021, our cash and cash equivalents included proceeds from our previous public offerings of common stock and our recent private offering of the 2026 Notes. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to continue to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $1.5 billion as of December 31, 2021, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash provided by (used in):
Operating Activities	$34,118	$42,618	$22,150
Investing Activities	(100,350)	(378,058)	(40,629)
Financing Activities	918,912	606,059	354,410

Operating Activities

Our largest source of operating cash is cash collections from our customers for subscriptions and returns services. Our primary uses of cash from operating activities are for employee-related expenditures, commissions paid to our partners, marketing expenses, technology costs such as software hosting costs and subscriptions to a wide variety of software-as-a-service platforms, and facilities expenses. Cash provided by operating activities is comprised of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization, other non-cash income and expense items, and net changes in operating assets and liabilities.

For the year ended December 31, 2021, net cash provided by operating activities was $34.1 million compared to net cash provided of $42.6 million for the year ended December 31, 2020. The decrease in cash from operations of $8.5 million was due primarily to an increase in working capital, primarily accounts receivable and prepaid expenses. Notwithstanding the unfavorable impact of working capital changes on operating cash flows, cash collected from customers continues to increase, but is almost entirely offset by higher cash expenditures to fund our continuing product and customer expansion. The increase in cash collected from customers is due primarily to growing demand for our subscription and returns services.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software assets and business acquisitions.

For the year ended December 31, 2021, cash used in investing activities was $100.4 million, compared to cash used of $378.1 million for the year ended December 31, 2020. The decrease in cash used of $277.7 million was due primarily to a decrease in cash paid for acquisitions of $291.5 million. In 2021, we acquired the outstanding equity of Inposia and substantially all the assets of Davo, 3CE, Track1099, and CrowdReason for total cash consideration, net of cash acquired of $76.6 million. In 2020, we acquired the outstanding shares of TTR and Impendulo and substantially all the assets of Business Licenses for total cash consideration, net of cash acquired of $368.2 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance of common stock, our private offering of convertible senior notes, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the year ended December 31, 2021, cash provided by financing activities was $918.9 million compared to cash provided of $606.1 million for the year ended December 31, 2020. This increase in cash provided of $312.9 million was due primarily to $959.9 million of proceeds, net of issuance costs, from the 2026 Notes, a $14.6 million increase from the net change in customer fund obligations, a $2.5 million decrease in deferred payments related to acquisition earnouts, and a $3.1 million increase in proceeds from common stock purchased under our employee stock purchase plan. These cash inflows were partially offset by a $556.3 million decrease in proceeds from offerings of our common stock, $75.3 million cash paid for purchases of capped calls related to the 2026 Notes, an $18.2 million decrease in proceeds from exercise of stock options, and an $18.1 million increase in cash paid for purchase price holdbacks related to recent acquisitions.

Funds Held from Customers and Customer Funds Obligations

We maintain trust accounts with FDIC-insured financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers are not commingled with our operating funds but are typically deposited with funds also held on behalf of our other customers. Funds held from customers primarily represent restricted cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Additionally, a portion of funds held from customers is invested in available-for-sale securities. The cash flows related to the purchases of available-for-sale securities with customer funds are presented on a gross basis in investing activities. Changes in customer funds assets account that relate to activities paying for the trust operations, such as banking fees, are included as cash flows from operating activities.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Principal payments on debt obligations(1)	$977,500	$—	$—	$977,500	$—
Interest payments on debt obligations	12,151	2,369	4,888	4,894	—
Operating lease obligations	73,197	15,931	29,444	18,541	9,281
Purchase obligations(2)	114,399	45,572	58,185	10,642	—
Customer funds obligations(3)	64,302	64,302	—	—	—
Earnout obligations(4)	95,572	33,151	44,214	18,208	—
Holdback liabilities(5)	59,464	51,476	7,988	—	—
Total	$1,396,585	$212,801	$144,718	$1,029,785	$9,281

(1)	The principal balance of $ 977.5 million of the 2026 Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion or repurchase.
(2)	Purchase obligations are comprised primarily of network infrastructure, hosting services, and software licenses.
(3)

We maintain trust accounts with financial institution that are solely for satisfying the obligations to remit funds relating to our tax remittance services. Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. At December 31, 2021, we had $62.5 million of funds held from customers and $1.5 million of receivable from customers for a total of $64.0 million customer fund assets. Because of in-transit payments and changes in the amounts owed to us or to the taxing authority, the asset and liability amounts presented for any period will generally not completely offset.

(4)

Earnout obligations include the cash portion of earnout liabilities owed to Tradestream Technologies Inc. for the measurement periods ending through December 31, 2021, and the fair value of cash earnout liabilities owed to TTR, Davo, CrowdReason, and Track1099, estimated as of December 31, 2021. The fair value of the earnout liability owed to Business Licenses is excluded from the table above because it will be paid in shares of our common stock.

(5)	Holdback liabilities include cash payments owed to the sellers of TTR, Business Licenses, Davo, 3CE, CrowdReason, and Track1099.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the years ended December 31, 2021, or 2020.

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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$204,832	$143,095	$115,299
Stock-based compensation expense	(10,203)	(5,909)	(3,122)
Amortization of acquired intangibles	(9,319)	(5,166)	(4,854)
Non-GAAP Cost of Revenue	$185,310	$132,020	$107,323

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$494,145	$357,474	$267,122
Stock-based compensation expense	10,203	5,909	3,122
Amortization of acquired intangibles	9,319	5,166	4,854
Non-GAAP Gross Profit	$513,667	$368,549	$275,098

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	71%	70%
Stock-based compensation expense as a percentage of revenue	1%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%
Non-GAAP Gross Margin	73%	74%	72%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$167,391	$119,710	$82,442
Stock-based compensation expense	(24,343)	(13,226)	(6,666)
Amortization of acquired intangibles	—	—	—
Non-GAAP Research and Development Expense	$143,048	$106,484	$75,776

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$296,006	$204,490	$168,634
Stock-based compensation expense	(20,301)	(12,147)	(8,736)
Amortization of acquired intangibles	(11,082)	(4,664)	(2,271)
Non-GAAP Sales and Marketing Expense	$264,623	$187,679	$157,627

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$137,301	$95,242	$71,918
Stock-based compensation expense	(33,250)	(16,888)	(15,825)
Amortization of acquired intangibles	(3,574)	(819)	(15)
Non-GAAP General and Administrative Expense	$100,477	$77,535	$56,078

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(106,553)	$(61,968)	$(55,872)
Stock-based compensation expense	88,097	48,170	34,349
Amortization of acquired intangibles	23,975	10,649	7,140
Non-GAAP Operating Income (Loss)	$5,519	$(3,149)	$(14,383)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(125,233)	$(49,183)	$(50,214)
Stock-based compensation expense	88,097	48,170	34,349
Amortization of acquired intangibles	23,975	10,649	7,140
Non-GAAP Net Income (Loss)	$(13,161)	$9,636	$(8,725)

Free cash flow:
Net cash provided by operating activities	$34,118	$42,618	$22,150
Less: Purchases of property and equipment	(7,659)	(4,501)	(7,885)
Less: Capitalized software development costs	(13,764)	(4,159)	(2,295)
Free cash flow	$12,695	$33,958	$11,970

The following table reflects calculated billings and reconciles to GAAP revenues.

	Three Months Ended
	Dec 31, 2021 (1)	Sep 30, 2021 (1)	Jun 30, 2021 (1)	Mar 31, 2021	Dec 31, 2020 (1)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
	(in thousands)
Total revenue	$195,142	$181,167	$169,067	$153,601	$144,760	$127,879	$116,487	$111,443
Add:
Deferred revenue (end of period)	282,955	257,883	239,395	225,531	209,690	180,640	167,719	165,369
Contract liabilities (end of period)	6,918	8,597	11,406	12,466	10,134	7,673	6,195	6,330
Less:
Deferred revenue (beginning of period)	(257,883)	(239,395)	(225,531)	(209,690)	(180,640)	(167,719)	(165,369)	(161,241)
Contract liabilities (beginning of period)	(8,597)	(11,406)	(12,466)	(10,134)	(7,673)	(6,195)	(6,330)	(5,197)
Deferred revenue and contract liabilities assumed in business combinations	(747)	(430)	(886)	—	(9,194)	—	—	—
Calculated billings	$217,788	$196,416	$180,985	$171,774	$167,077	$142,278	$118,702	$116,704

(1)	These quarters include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue and contract liabilities assumed in business combinations.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in preparation of our consolidated financial statements:

•	Revenue Recognition;
•	Assets Recognized from the Costs to Obtain a Contract with a Customer;
•	Stock-based Compensation; and
•	Business Combinations, including Intangible Assets, Earnout Liabilities and Goodwill.

Revenue Recognition

We primarily generate revenue from fees paid for subscriptions to tax compliance solutions and content and from fees paid for services performed in preparing and filing tax returns on behalf of our customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and as services are provided. Our revenue recognition policy follows guidance from ASC 606, Revenue from Contracts with Customers.

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

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using the Company’s cloud-based solutions, which include tax calculation, preparing and filing transaction tax returns, compliance document management, and tax content subscription services. Under our subscription agreements, customers select a price plan that includes an allotted maximum number of transactions or number of jurisdictions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, we will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis. Fees paid for subscription services to tax content vary depending on the volume of tax information accessible to the customer.

Our subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services. Our standard subscription contracts are non-cancelable except where contract terms provide rights to cancel in the first 60 days of the contract term. Cancellations under our standard subscription contracts are not material, and do not have a significant impact on revenue recognized. Tax returns processing services include collection of tax data and amounts, preparation of compliance forms, and submission to taxing authorities. Returns processing services are primarily charged on a subscription basis for an allotted number of returns to process within a given time period. We earn SST revenue from participating state and local governments based on a percentage of the sales tax reported and paid.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain costs related to employee sales incentive programs (sales commissions) and partner commission programs represent incremental costs of obtaining a contract and, therefore, should be capitalized. Capitalized costs are included in deferred commissions on the consolidated balance sheets. Deferred commissions are amortized over an estimated period of benefit, generally six years. We determine the period of benefit by taking into consideration past experience with customers, the expected life of acquired technology that generates revenue, industry peers, and other available information. The period of benefit is generally longer than the term of the initial contract because of anticipated renewals. We elected to apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense if the amortization period of the asset would have been one year or less. For 2021, 2020, and 2019 annual amortization of deferred commissions was $15.1 million, $11.5 million and $7.3 million, respectively. If the estimated period of benefit were changed from 6 years to 5 years, annual amortization of deferred commissions would have increased by $2.5 million. If the estimated period of benefit were changed from 6 years to 7 years, annual amortization of deferred commissions would have decreased by $1.7 million.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in our consolidated financial statements based on either the fair value at the grant date using the Black-Scholes option-pricing model or the fair value of our common stock underlying the stock-based awards. These awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and purchase rights issued under our 2018 Employee Stock Purchase

Plan (“ESPP”). PSUs were granted for the first time in 2021. The fair value of each award, excluding RSUs and PSUs, is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each RSU and PSU is determined using the fair value of the underlying common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, which is generally four years for stock options and RSUs, three years for PSUs, and six months for purchase rights issued under the ESPP. Forfeitures are accounted for upon occurrence.

The stock-based compensation expense recognized over the performance period for PSUs will equal the fair value of the PSU on the grant date multiplied by the number of PSUs that are ultimately earned. However, the quarterly expense recognized during the performance period for PSUs is based on an estimate of the Company’s future performance and the expected payout level. Changes to management’s estimate of future performance result in adjustments to the stock-based compensation expense for PSUs and are recognized prospectively over the remaining service period. For the year ended December 31, 2021, PSU stock compensation expense was $16.0 million. If we applied a hypothetical increase to the future performance estimate to calculate the maximum possible payout, total PSU stock compensation expense recognized in 2021 would have increased by $2.1 million.

The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by management’s assumptions, including the expected term of the awards, our expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The assumptions used in our option-pricing model require significant judgment and represent management’s best estimates. These assumptions and estimates are as follows:

•

Expected Term.  The expected term of employee stock-based awards represents the weighted average period that the stock awards are expected to remain outstanding. To determine the expected term for stock options, we apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.

•

Expected Volatility.  Expected volatility is based on a combination of annualized daily historical volatility of the Company’s stock price and the historical and implied volatility of comparable publicly traded companies over a similar expected term.

•

Expected Dividend Yield.  We have never declared or paid cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.

•

Risk-Free Interest Rates.  We based the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the stock award at the date nearest the stock award grant date.

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For 2021, 2020, and 2019, stock-based compensation expense was $88.1 million, $48.2 million, and $34.3 million, respectively. As of December 31, 2021, we had approximately $11.1 million of total unrecognized stock-based compensation expense related to stock options, $238.8 million of unrecognized stock-based compensation expense related to RSUs, $19.9 million of unrecognized stock-based compensation expense related to PSUs, and $0.4 million of unrecognized stock-based compensation expense related to the ESPP, which we expect to recognize over a period of approximately 1.6 years, 2.8 years, 1.9 years, and one month, respectively.

Business Combinations, including Intangible Assets, Earnout Liabilities, and Goodwill

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

Goodwill recognized in connection with our 2021 acquisitions was $127.4 million and $26.5 million for our U.S. and European reporting units, respectively. We are integrating all these businesses into our existing operations and therefore, these businesses are included in our U.S. and European reporting units, as applicable, for purposes of analyzing goodwill.

For our U.S. operations, the largest identified intangible assets recognized were acquired pre-existing customer relationships. We determined a fair value of $12.8 million using an income approach, specifically the multi-period excess earnings method, with discount rates from 13.5% to 28%, and estimated useful lives of 5 – 8 years. For our European operations, the largest identifiable intangible asset recognized in the Inposia acquisition was for technology. We determined a fair value of $9.6 million (€8.2 million) using a relief from royalties approach, with a discount rate of 18.5% and an estimated useful life of 6 years.

Intangible Assets.  We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist primarily of developed technology and customer relationships arising from business acquisitions. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology or customer relationships over its remaining useful life, we reduce the net carrying value of the related intangible asset to an estimated fair value.

Earnout Liabilities.  Earnout liabilities arising from business combinations represent contingent consideration that may be payable in cash or our common stock and are recorded as a liability at fair value upon acquisition and re-measured at fair value in each subsequent reporting period. As of December 31, 2021, and 2020, our total earnout liability for business combinations was $114.0 million and $34.5 million, respectively. Changes in fair value are recorded in the consolidated statements of operations in fair value changes in earnout liabilities and included in total other income (expense), net. For 2021, we recorded $12.2 million of expense for subsequent period fair value measurements related to earnout liabilities. For 2020 and 2019, we recorded $2.3 million and $1.0 million, respectively, of income for subsequent period fair value measurements related to earnout liabilities.

Determining the fair value of contingent consideration requires us to make assumptions and judgments. We estimate the fair value of earnout liabilities using probability-weighted discounted cash flows and Monte Carlo simulations or scenario-based valuations, depending on the nature of the earnout and the performance metrics. These estimates involve inherent uncertainties and if different assumptions had been used, the fair value of earnout liabilities could have been materially different from the amounts recorded, including but not limited to forecast inputs, discount rate, and time to maturity. There is inherently more estimation and sensitivity to the model at acquisition as compared to the end of the earnout period for each earnout. In order to evaluate the sensitivity of the estimated fair value of earnout liabilities, we applied a hypothetical increase of 10% to the discount rates for earnouts that are valued using a Monte Carlo simulations or a scenario-based approach. Based on the results of the hypothetical increase in the discount rates, the fair value of earnout liabilities decreased by $3.7 million

Goodwill.  Goodwill is assessed for impairment at the reporting unit level at least annually on October 31, or whenever circumstances occur indicating goodwill might be impaired. Applying the accounting standard to identify reporting units requires judgment. We have three reporting units for purposes of analyzing goodwill, consisting of our U.S., European, and Brazilian operations. Our impairment assessment involves comparing the fair value of each reporting unit to the carrying value, including goodwill. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. The Company had no goodwill associated with the Brazilian reporting unit in 2021, 2020 and 2019.

In assessing goodwill for impairment, we first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. The next step in our assessment is to perform a quantitative analysis, if necessary, which involves determining the fair value of the reporting unit. We estimate the fair value of the reporting unit using both an income approach and a market approach, which are Level 3 measurements under the fair value hierarchy. The income approach uses discounted future cash flows derived from current internal forecasts, which include assumptions for long-term growth rates and a residual value (the hypothetical terminal value) for the reporting unit. Cash flows are discounted using the discount rate, which is risk-adjusted to reflect the specific risk profile of the reporting unit. The market approach identifies similar publicly traded companies to the reporting unit and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting unit. The primary market multiple we compare to is revenue. The market approach also reflects a reasonable control premium to compute the fair value. These estimates involve inherent uncertainties and if different assumptions are used, the fair value of a reporting unit could be materially different from the amount we computed.

As part of our annual impairment test, a qualitative impairment test was performed for the Company’s U.S. reporting unit. We concluded it is more likely than not that the fair value of the reporting unit exceeds the carrying value.

A quantitative test was performed for the European reporting unit. The European reporting unit had a carrying value of $58.6 million as of October 31, 2021. From our quantitative assessment, we determined that the fair value of the European reporting unit was substantially in excess of the carrying value. Our internal cash flow forecast includes significant revenue growth attributable to a single marketplace partner. While this single marketplace partner is not currently significant to our consolidated results, it is expected to be significant to the European reporting unit representing assumed future revenues contributed in the near-term and long-term of approximately 50% of the total reporting unit revenue. If our revenue growth assumptions are not realized or our expectations with respect to future revenue growth are reduced, the fair value of the European reporting unit would be adversely impacted.

Significant estimates and assumptions used in the income approach for the European reporting unit included using a discount rate of 25% and a hypothetical terminal value of 1.50 times revenue. For the market approach, significant estimates and assumptions included our selection of an appropriate peer group, consisting of publicly traded U.S. and European companies, which allowed us to derive revenue multiples (e.g., trailing 12 months and next fiscal year) averaging approximately 1.45 times revenue and a selected control premium of 10%.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 2 in the accompanying notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1.5 billion and $673.6 million as of December 31, 2021, and 2020, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We hold funds on behalf of our customers for remittance to regulatory authorities primarily in cash and cash equivalents. We held $62.5 million and $30.6 million of our customers funds as of December 31, 2021, and 2020, respectively. Declines in interest rates could reduce future interest income earned on both cash and cash equivalents. We also invest a portion of our funds held from customers in marketable securities consisting primarily of treasury securities, which are classified as available-for-sale securities as of December 31, 2021. Declines in interest rates would reduce future interest income earned on marketable securities. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates or other factors until such securities are sold or when decreases in fair value are deemed due to expected credit losses. We have not recorded credit impairment losses on our portfolio to date.

In August 2021, we completed a private offering of convertible senior notes. As of December 31, 2021, we had an outstanding principal balance on the convertible senior notes of $977.5 million. As the interest rate on the convertible senior notes is fixed, we do not have exposure to interest rate risk.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, most of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Changes in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. In 2021, approximately 8% and for both 2020, and 2019, approximately 6% of our revenue was generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations, and our risk grows.

Inflation Risk

Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers typically purchase services from us on a subscription basis over a period of time. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a continuing period of current rates of inflation or a further increase in the rate of inflation in the future may have an adverse effect on our levels of operating expenses as a percentage of revenue if we are unable to increase the prices for our subscription-based solutions to keep pace with these increased expenses.

Item 8. Financial Statements.

Index to Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avalara, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avalara, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Subscription and Returns Revenue— Refer to Note 2 and Note 6 to the financial statements

Critical Audit Matter Description

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions. The Company’s subscription and returns revenue consists of a significant volume of transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue, including interfaces between systems and databases, is both manual and automated, and therefore the Company uses a complex set of procedures and systems to generate complete and accurate data to process and record its revenue transactions. For the year ended December 31, 2021, subscription and returns revenue was $633.1 million.

We identified subscription and returns revenue as a critical audit matter as the Company has a significant volume of subscription and returns revenue transactions and a complex set of manual and automated procedures and systems to generate complete and accurate data to process and record revenue. This required an increased extent of effort and auditor judgment to audit the subscription and returns revenue transaction data and the need for us to involve professionals with expertise in data analytics.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s significant transaction volume and complex procedures and processing of subscription and returns revenue transactions included the following, among others:

•

With the assistance of our data analytics specialists, we performed a recalculation of subscription and returns revenue recorded through the Company’s relevant systems utilizing key attributes of subscription and returns revenue transaction data, including the transaction price, standalone selling price, and subscription and returns revenue recognition timing, among others. We compared our recalculation of expected subscription and returns revenue to the Company’s recorded subscription and returns revenue and evaluated significant differences.

•

For a sample of subscription and returns revenue transactions, we evaluated the accuracy of the data used in our recalculation of subscription and returns revenue by comparing key attributes utilized in our recalculation to source documents.

•

We tested the completeness of the subscription and returns revenue transaction data by selecting transactions from multiple independent sources and evaluated whether those transactions were included in the subscription and returns revenue transaction data.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 24, 2022

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avalara, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avalara, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at INPOSIA Solutions, GmbH, DAVO Technologies LLC, 3CE Technologies, Inc., Track1099 LLC, CrowdReason Limited Liability Company and CorrelationAdvisors LLC, which were acquired in 2021, and whose financial statements constitute $37.6 million of total assets, which represent 1% of the Company’s consolidated total assets, $33.3 million of total liabilities, which represent 2% of the Company’s consolidated total liabilities, and $9.6 million of total revenue, which represent 1% of the Company’s total revenues, as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at INPOSIA Solutions, GmbH, DAVO Technologies LLC, 3CE Technologies, Inc., Track1099 LLC, CrowdReason Limited Liability Company and CorrelationAdvisors LLC.

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

/s/ Deloitte & Touche LLP

Seattle, Washington

February 24, 2022

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,514,064	$673,593
Restricted cash	37,700	19,953
Trade accounts receivable—net of allowance for doubtful accounts of $5,803 and $3,983, respectively	114,248	75,857
Deferred commissions	16,364	12,245
Prepaid expenses and other current assets	29,267	20,098
Total current assets before customer fund assets	1,711,643	801,746
Funds held from customers	62,509	30,598
Receivable from customers—net of allowance of $439 and $593, respectively	1,472	563
Total current assets	1,775,624	832,907
Noncurrent assets:
Restricted cash	—	37,700
Deferred commissions	52,155	38,625
Operating lease right-of-use assets—net	44,385	52,320
Property and equipment—net	46,464	34,713
Intangible assets—net	96,818	86,513
Goodwill	672,381	513,234
Other noncurrent assets	10,704	6,321
Total assets	$2,698,531	$1,602,333
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$16,683	$20,280
Accrued expenses	109,792	84,532
Deferred revenue	280,816	208,026
Accrued purchase price related to acquisitions	51,476	22,473
Accrued earnout liabilities	33,151	749
Operating lease liabilities	11,453	11,339
Total current liabilities before customer fund obligations	503,371	347,399
Customer fund obligations	64,302	31,549
Total current liabilities	567,673	378,948
Noncurrent liabilities:
Convertible senior notes—net	961,259	—
Deferred revenue	2,139	1,664
Accrued purchase price related to acquisitions	7,988	49,057
Accrued earnout liabilities	81,485	34,468
Operating lease liabilities	45,614	56,625
Deferred tax liability	5,158	1,031
Other noncurrent liabilities	761	380
Total liabilities	1,672,077	522,173
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at December 31, 2021, and December 31, 2020, and 20,000 shares authorized as of December 31, 2021, and December 31, 2020	—	—
Common stock, $0.0001 par value – 87,087 and 85,058 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively, and 600,000 shares authorized as of December 31, 2021, and December 31, 2020	9	9
Additional paid-in capital	1,714,483	1,640,867
Accumulated other comprehensive loss	(3,428)	(1,339)
Accumulated deficit	(684,610)	(559,377)
Total shareholders’ equity	1,026,454	1,080,160
Total liabilities and shareholders' equity	$2,698,531	$1,602,333

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and returns	$633,091	$465,825	$355,181
Professional services	65,886	34,744	27,240
Total revenue	698,977	500,569	382,421
Cost of revenue:
Subscription and returns	173,414	124,333	97,824
Professional services	31,418	18,762	17,475
Total cost of revenue	204,832	143,095	115,299
Gross profit	494,145	357,474	267,122
Operating expenses:
Research and development	167,391	119,710	82,442
Sales and marketing	296,006	204,490	168,634
General and administrative	137,301	95,242	71,918
Total operating expenses	600,698	419,442	322,994
Operating loss	(106,553)	(61,968)	(55,872)
Other income (expense):
Fair value changes in earnout liabilities	(12,231)	2,325	1,043
Interest income	108	1,678	6,037
Interest expense	(2,311)	—	(289)
Other income (expense), net	(938)	473	(178)
Total other income (expense), net	(15,372)	4,476	6,613
Loss before income taxes	(121,925)	(57,492)	(49,259)
(Provision for) benefit from income taxes	(3,308)	8,309	(955)
Net loss	$(125,233)	$(49,183)	$(50,214)

Net loss per share attributable to common shareholders, basic and diluted	$(1.45)	$(0.61)	$(0.68)
Weighted average shares of common stock outstanding, basic and diluted	86,263	80,985	73,345

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net loss	$(125,233)	$(49,183)	$(50,214)
Other comprehensive (loss) income — Foreign currency translation	(2,089)	1,380	(374)
Total comprehensive loss	$(127,322)	$(47,803)	$(50,588)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Proceeds from common stock offering, net of underwriting discounts	4,133,984		274,705			274,705
Public offering costs			(1,198)			(1,198)
Impact of adoption of new accounting pronouncements - ASC 606					27,622	27,622
Exercise of stock options	5,924,142	1	58,019			58,020
Shares tendered for cashless redemption of stock-based awards	(16,517)		(1,183)			(1,183)
Vesting of restricted stock units	52,827					—
Stock-based compensation expense			34,400			34,400
Shares issued under employee stock purchase plan	506,897		12,293			12,293
Shares issued to purchase intangible assets	77,724		98			98
Loss on translation adjustment				(374)		(374)
Net loss					(50,214)	(50,214)
Balance at December 31, 2019	77,447,620	$8	$976,627	$(2,719)	$(510,194)	$463,722
Proceeds from common stock offering, net of underwriting discounts	4,527,558	1	556,311			556,312
Public offering costs			(701)			(701)
Exercise of stock options	2,518,572		39,946			39,946
Vesting of restricted stock units	308,754					—
Stock-based compensation expense			48,570			48,570
Shares issued under employee stock purchase plan	157,705		11,337			11,337
Shares issued related to business combination earnouts	89,318		7,500			7,500
Shares issued to purchase intangible assets	1,191		87			87
Shares issued for acquisitions of businesses	7,009		1,190			1,190
Gain on translation adjustment				1,380		1,380
Net loss					(49,183)	(49,183)
Balance at December 31, 2020	85,057,727	$9	1,640,867	$(1,339)	$(559,377)	$1,080,160
Exercise of stock options	1,223,395		21,779			21,779
Vesting of restricted stock units	524,246					—
Stock-based compensation expense			89,688			89,688
Shares issued under employee stock purchase plan	116,881		14,446			14,446
Shares issued for acquisitions of businesses	164,416		22,971			22,971
Purchase of capped calls			(75,268)			(75,268)
Loss on translation adjustment				(2,089)		(2,089)
Net loss					(125,233)	(125,233)
Balance at December 31, 2021	87,086,665	$9	1,714,483	$(3,428)	$(684,610)	$1,026,454

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(125,233)	$(49,183)	$(50,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	88,097	48,170	34,349
Depreciation and amortization	36,526	20,233	15,807
Amortization of debt issuance costs	1,367	—	—
Asset impairments	—	794	—
Impairment of capitalized cloud computing costs	667	—	—
Deferred income tax expense (benefit)	1,128	(9,419)	(223)
Non-cash operating lease costs	9,549	8,111	5,000
Fair value changes in earnout liabilities	12,231	(2,325)	(1,043)
Non-cash bad debt expense	1,801	2,063	1,367
Other	(783)	(230)	104
Changes in operating assets and liabilities:
Trade accounts receivable	(36,053)	(17,921)	(12,862)
Prepaid expenses and other current assets	(10,986)	(3,333)	(3,544)
Deferred commissions	(17,648)	(12,454)	(19,149)
Other noncurrent assets	(4,362)	(2,843)	(1,265)
Trade payables	(4,240)	8,026	5,783
Accrued expenses	22,646	23,979	16,246
Deferred revenue	71,406	39,254	37,558
Operating lease liabilities	(11,995)	(10,304)	(5,764)
Net cash provided by operating activities	34,118	42,618	22,150
Cash flows from investing activities:
Purchase of property and equipment	(7,659)	(4,501)	(7,885)
Capitalized software development costs	(13,764)	(4,159)	(2,295)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(76,646)	(368,198)	(30,310)
Cash paid for acquired intangible assets	(1,900)	(1,200)	(139)
Cash paid for purchases of customer fund available-for-sale securities	(381)	—	—
Net cash used in investing activities	(100,350)	(378,058)	(40,629)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	—	556,312	274,705
Payments of deferred financing costs	—	(686)	(555)
Proceeds from convertible senior notes	977,500	—	—
Payments of debt issuance costs	(17,609)	—	—
Purchase of capped calls	(75,268)	—	—
Proceeds from exercise of stock options	21,779	39,946	58,019
Proceeds from purchases of stock under employee stock purchase plan	14,446	11,337	12,293
Taxes paid related to net share settlement of stock-based awards	—	—	(1,183)
Acquisition-related post-closing payments	(20,821)	(2,763)	—
Payments related to business combination earnouts	(33)	(3,760)	(375)
Payments related to asset acquisition earnouts	(1,266)	(65)	—
Payments on financed asset purchases	(104)	—	—
Net increase in customer fund obligations	20,288	5,738	11,506
Net cash provided by financing activities	918,912	606,059	354,410
Foreign currency effect	(621)	(108)	(33)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	852,059	270,511	335,898
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	761,844	491,333	155,435
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,613,903	$761,844	$491,333

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$1,514,064	$673,593	$466,950
Restricted cash	37,700	57,653	—
Restricted cash equivalents—funds held from customers	62,139	30,598	24,383
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,613,903	$761,844	$491,333

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:
Cash paid for interest expense	$—	$—	$122
Cash paid for operating lease liabilities	15,563	14,492	9,784
Cash paid for income taxes	1,582	1,155	1,121

Non-cash investing and financing activities:
Stock issued related to business combinations	$22,971	$8,690	$—
Accrued purchase price related to acquisitions	10,055	69,600	4,902
Accrued value of earnout related to acquisitions of businesses	67,280	34,468	15,351
Accrued purchase of intangible assets	1,197	716	147
Fair value of common stock issued to purchase intangible assets	—	87	98
Customer fund obligations assumed in business combinations	12,464	—	—
Property and equipment additions in accounts payable and accrued expenses	1,011	837	768
Capitalized internally developed software costs included in accounts payable and accrued expenses	1,449	—	—
Stock-based compensation costs capitalized to internally developed software	1,397	430	51
Operating lease right-of-use assets in exchange for lease obligations	1,614	11,835	15,861

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

Avalara, Inc. (the “Company”) provides software solutions that help businesses of all types and sizes comply with transaction tax requirements worldwide. The Company offers a broad and growing suite of compliance solutions for transaction taxes and other product-related taxes such as sales and use tax, value-added tax (“VAT”), fuel excise tax, beverage alcohol, cross-border taxes (including tariffs and duties), lodging tax, communications tax, and insurance premium tax. These solutions enable customers to automate the process of determining taxability, identifying applicable tax rates, determining and collecting taxes, preparing and filing returns, remitting taxes, maintaining tax records, and managing compliance documents. The Company, a Washington corporation, was originally incorporated in 1999 and is headquartered in Seattle, Washington.

The Company has wholly owned subsidiaries outside of the U.S. in Brazil, Canada, Europe, and India which conduct sales and operations and provide business development, software development, and support services.

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

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. In 2021, approximately 8%, and in each of 2020 and 2019, approximately 6%, of the Company’s revenue was generated outside of the United States, respectively. As of December 31, 2021, and 2020, approximately 25% and 27%, respectively, of the Company’s long-lived assets were held outside of the United States. As of December 31, 2021, and 2020, approximately 12% and 15% of the Company’s long-lived assets were held in India, respectively. As of both December 31, 2021, and 2020, approximately 9% of the Company’s long-lived assets were held in the United Kingdom.

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

Risks and Uncertainties

The Company has incurred significant operating losses since its inception, including net losses of $125.2 million, $49.2 million, and $50.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had an accumulated deficit of $684.6 million and $559.4 million as of December 31, 2021, and 2020, respectively. The Company believes that its cash and cash equivalents of $1.5 billion as of December 31, 2021, is adequate to satisfy its current obligations.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The carrying value of our cash and cash equivalents approximates fair value given their short-term nature.

Restricted Cash

Restricted cash represents cash that is segregated from the Company’s operating funds and is held to satisfy holdback liabilities related to acquisitions (see Note 5).

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

The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash equivalents, restricted cash equivalents, trade accounts receivable, trade payables, and accrued expenses, due to their short-term nature. The Company has measured the fair value of money market funds and available-for-sale securities based on quoted prices in active markets for identical assets and liabilities. The Company carries its Convertible Senior Notes at par value less unamortized debt issuance costs on its consolidated balance sheets and presents the fair value for disclosure purposes only.

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

The table below details the allowance for doubtful accounts (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$3,983	$1,179	$521
Additions	4,587	4,412	1,201
Write-offs	(2,767)	(1,608)	(543)
Balance at the end of the year	$5,803	$3,983	$1,179

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, accounts receivable, and funds held from customers. Cash, cash equivalents, restricted cash, and funds held from customers are held in financial institutions management believes have a high credit standing. To manage credit risk related to accounts receivable, the Company evaluates customers’ financial condition and generally collateral is not required.

As of December 31, 2021, and 2020, there were no customers that represented more than 10% of the Company’s net trade accounts receivable or more than 10% of the Company’s revenue in any of the periods presented.

Customer Funds Assets and Obligations

Funds Held from Customers

The Company has established a Delaware statutory trust (the “Customer Trust”) and appointed a federally insured bank as trustee, and the Customer Trust holds certain funds provided by its customers pending remittance to tax authorities. The Company is the sole beneficial owner of the Customer Trust. The Customer Trust is intended to be a bankruptcy-remote legal entity and meets the criteria in Accounting Standards Codification (“ASC”) Topic 810, Consolidation to be characterized as a variable interest entity (“VIE”). The Customer Trust is included in the Company’s consolidated financial statements because the Company determined it has a controlling financial interest in the Customer Trust as it has both (1) the power to direct the activities that most significantly impact the economic performance of the Customer Trust (including the power to make investment decisions for the trust) and (2) the right to receive benefits in the form of investment returns that could potentially be significant to the Customer Trust.

In 2021, the Company began having certain customers remit tax payments to the Customer Trust with the intention that all customer funds will eventually be held by the Customer Trust. Funds held from customers represent restricted cash equivalents and available-for-sale securities that, based upon the Company’s intent, are restricted solely for satisfying the obligations to remit funds relating to the Company’s tax remittance services. Customer fund obligations represent the Company’s contractual obligations to remit funds to satisfy customers’ tax obligations and are recorded on the consolidated balance sheets at the time that the Company or the Customer Trust collects funds from customers.

	December 31,	December 31,
	2021	2020
Funds held from customers (current assets):
Restricted cash equivalents – Company	$13	$30,598
Restricted cash equivalents – Customer Trust	62,126	—
Available-for-sale securities – Customer Trust	370	—
Funds held from customers	$62,509	$30,598
Customer fund obligations (current liabilities):

Customer fund obligations – Company	$64,302	$31,549
Customer fund obligations	$64,302	$31,549

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

Receivables from customers deemed uncollectible are charged against a separate allowance for doubtful accounts. The allowance against receivables from customers is a result of the Company assuming credit risk associated with its customers’ tax remittance obligations. The table below details the allowance against receivables from customers (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$593	$270	$198
Charged to expense	290	693	166
Write-offs	(444)	(370)	(94)
Balance at the end of the year	$439	$593	$270

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

Marketable Securities

The Company invests a portion of its funds held from customers in marketable securities classified as available-for-sale. Available-for-sale securities are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses from the sale of available-for-sale securities are included in other income (expense), net on the consolidated statements of operations.

If the fair value of an available-for-sale security is below its amortized cost, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery. If either of those two conditions is met, the Company would recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security or if it is more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive loss. The Company did not recognize any credit impairment losses during the year ended December 31, 2021, or 2020.

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded in prepaid expenses and other current assets and other noncurrent assets on the consolidated balance sheets. Capitalized implementation costs include external professional service costs and internal personnel costs related to technical development. Post-implementation training and maintenance costs are expensed as incurred. For the years ended December 31, 2021, and 2020, $4.2 million and $3.1 million of cloud computing implementation costs were capitalized, respectively. Capitalized cloud computing implementation costs are amortized on a straight-line basis over the expected term of the arrangement. Cloud computing arrangements are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During 2021, the Company recorded a $0.7 million impairment charge related to cloud computing arrangements that were abandoned. The impairment charge is recorded in general and administrative and research and development expenses in the consolidated statement of operations for the year ended December 31, 2021. No impairment of cloud computing arrangements occurred in 2020.

Capitalized Software

Software development costs for internal-use software (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete, and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, $16.6 million, $4.2 million, and $2.3 million of software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 3 to 6 years. Software development costs are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. An impairment of the Company’s operating lease right-of-use assets and related property and equipment of $0.8 million was recorded in 2020 (see Note 3). The impairment charge is recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020. No impairment of long-lived assets occurred in 2021.

Leases

Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. Additionally, the Company has leases for vehicles, office equipment and servers. The Company determines whether an arrangement is or contains a lease at the inception date, based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. Leases commence when the lessor makes the asset available for use.

Leases are classified at commencement as either operating or finance leases. All the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

At commencement, the Company records an operating lease liability at the present value of future lease payments, net of any future lease incentives to be received. Lease agreements may include cancellable future periods subject to termination or extension options, which are not included in the future lease payments unless it is reasonably certain the Company will continue to utilize the asset for those periods. The discount rate used to determine the present value is the Company’s incremental borrowing rate (“IBR”) unless the interest rate implicit in the lease is readily determinable. Since the Company’s leases do not have an implicit interest rate that is readily determinable, the Company used the IBR as the discount rate for all leases. The IBR is an estimate of the Company’s collateralized borrowing rate and is estimated based on information available at the lease commencement date, including the lease term and the currency in which the arrangement is denominated. At commencement, a corresponding right-of-use asset is recorded, which is calculated based on the amount of the operating lease liability, adjusted for any advance lease payments paid, initial direct costs incurred, or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets (see Note 3).

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

The Company accounts for subleases from the perspective of a lessor and evaluates the duration of subleases based on the reasonable certainty of any sublessor termination and extension options, as well as the lease term for the underlying asset. The Company has one sublease classified as an operating lease. For subleases classified as operating leases, the Company records sublease income as a reduction of lease expense on the straight-line method over the term of the sublease.

Business Combinations and Goodwill

The Company’s identifiable assets acquired and liabilities assumed in a business combination are recorded at their acquisition date fair values, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. The valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to:

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the years ended December 31, 2021, 2020 or 2019.

The Company estimates the fair value of the earnout liabilities related to business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. Following final determination of the acquisition date fair value, the fair value of the earnout is remeasured each reporting period, with any change in the value recorded as fair value changes in earnout liabilities in the consolidated statements of operation. The Company recorded  $12.2 million of expense from increases in the fair value of earnout liabilities related to business combinations for the year ended December 31, 2021. The Company recorded income from decreases in the fair value of earnout liabilities related to business combinations of $2.3 million and $1.0 million for the years ended December 31, 2020, and 2019, respectively (see Note 3).

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

Convertible Senior Notes

In August 2021, the Company completed a private offering of $977.5 million principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). As discussed below, the Company early adopted ASU No. 2020-06 as of January 1, 2021, and concluded that the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs related to the Company’s issuance of the 2026 Notes consist primarily of purchaser’s discounts, commissions, and related costs. The debt issuance costs were recorded as a direct deduction from the liability associated with the 2026 Notes on the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes.

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. As the capped calls are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped calls separately from the 2026 Notes. The capped calls are indexed to the Company’s own common stock and classified in stockholder’s equity. As such, the premiums paid for the capped calls have been included as a net reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2021.

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

Revenue Recognition

The Company primarily generates revenue from fees paid for subscriptions to tax compliance solutions and fees paid for services performed in preparing and filing tax returns on behalf of its customers. Amounts that have been invoiced are recorded in trade accounts receivable and deferred revenue, contract liabilities, or revenue, depending upon whether the revenue recognition criteria have been met. Revenue is recognized once the customer is provisioned and as services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Subscription and Returns Revenue

Subscription and returns revenue primarily consist of contractually agreed upon fees paid for using the Company’s cloud-based solutions, which include tax calculation, preparing and filing transaction tax returns, compliance document management, and tax content subscription services. Under the Company’s subscription agreements, customers select a price plan that includes an allotted maximum number of transactions or number of jurisdictions over the subscription term. Unused transactions are not carried over to the customer’s next subscription term, and customers are not entitled to refunds of fees paid or relief from fees due in the event they do not use the allotted number of transactions. If customers exceed the maximum transaction level within their price plan, the Company will generally upgrade the customer to a higher transaction price plan or, in some cases, charge overage fees on a per transaction basis. Fees paid for subscription services to tax content vary depending on the volume of tax information accessible to the customer.

The Company’s subscription arrangements do not provide the customer with the right to take possession of the software supporting the cloud-based application services. The Company’s standard subscription contracts are non-cancelable except where contract terms provide rights to cancel in the first 60 days of the contract term. Cancellations under the Company’s standard subscription contracts are not material, and do not have a significant impact on revenue recognized. Tax returns processing services include collection of tax data and amounts, preparation of compliance forms, and submission to taxing authorities. Returns processing services are primarily charged on a subscription basis for an allotted number of returns to process within a given time period. We earn SST revenue from participating state and local governments based on a percentage of the sales tax reported and paid.

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

Professional Services Revenue

The Company generates professional services revenue from providing tax analysis and services, including tax registrations, voluntary disclosure agreements, nexus studies, and backfiling services. Additionally, the Company provides configurations, data migrations, integration, and training for its subscriptions and returns products. The 2020 acquisitions of TTR and Business Licenses (see Note 5) expanded the scope of professional services to include business licenses and tax refund claims and recovery assistance. The Company invoices for professional service arrangements on a fixed fee, milestone, or time and materials basis. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

Integration and Referral Partner Commissions

The Company utilizes independent partners to build and maintain integrations for a broad range of business applications, such as accounting, ERP, ecommerce, marketplace, POS, recurring billing, and CRM systems. These integrations link the business application to the Company’s cloud-based software solutions. Integration partners are paid a commission based on a percentage of the sales that use the integration. In general, integration partners are paid a higher commission for the initial sale to a new customer and a lower commission for renewal sales.

Referral partners bring new customers to the Company and earn a commission that is based on a percentage of the first-year sales. Some of the Company’s integration partners also refer customers that have purchased the partner’s business application.

The Company recognizes commissions related to integration and referral partners when a binding customer order is placed. The Company defers the portion of partner commissions costs that are considered a cost of obtaining a new contract with a customer and amortizes these deferred costs over the period of benefit. The period of benefit is separately determined for each partner and is either six years or corresponds with the contract term. The Company expenses the remaining partner commissions as incurred. The Company classifies these costs as sales and marketing expenses. For 2021, 2020 and 2019, partner commission expense totaled $40.0 million, $30.2 million, and $22.0 million, respectively.

A portion of the Company’s revenue is generated from sales made directly by integration partners, rather than through the Company. For these transactions, the Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the Company’s solution, or on a net basis, which is the customer payment less partner commissions. The Company has determined that a gross presentation is appropriate for revenue generated through these integration partners, because the Company is the primary provider of services to the end customers and is the primary obligor in these relationships. In addition, the Company has customer credit risk for non-payment and the Company has latitude in establishing and negotiating prices on transactions from these sources.

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

Cost of Revenue

Cost of revenue consists of personnel and related expenses for providing the Company’s solutions and supporting its customers, including salaries, benefits, bonuses, and stock-based compensation, tax content, depreciation of capitalized software development costs, amortization of acquired developed technology intangible assets, direct costs and allocated costs associated with information technology such as software hosting costs, tax content maintenance, and certain services provided by third parties. Cost of revenue also includes allocated rent and overhead.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s software engineering, product development, and quality assurance, including salaries, benefits, bonuses and stock-based compensation, third-party contractors, and allocated overhead for certain information technology and facility expenses, along with depreciation of equipment. Expenditures for research and development are expensed as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs as sales and marketing expenses. Advertising expenses were $35.5 million, $24.3 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Employee Benefit Plan

The Company offers a salary deferral 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their annual compensation, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make matching contributions, subject to certain limitations. The Company contributed $5.4 million, $3.6 million, and $3.8 million to the plan in 2021, 2020, and 2019, respectively.

Self-Insurance

The Company maintains a self-insured healthcare plan for eligible U.S. employees. Under the plan, the Company pays healthcare claims and fees to the plan administrator. Total claim payments are limited by stop loss insurance policies. As there generally is a lag between the time a claim is incurred by a participant and the time the claim is submitted for payment, the Company has recorded a self-insurance reserve for estimated outstanding claims within accrued expenses in the consolidated balance sheets.

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

Deferred Financing Costs

Deferred financing costs, consisting primarily of legal, accounting, printing, and filing services, and other direct fees and costs related to public offerings of common stock, are capitalized. The deferred financing costs related to the Company’s public offerings of common stock were offset against proceeds from those offerings upon the closing of each offering.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance on January 1, 2021, and the adoption of this new guidance does not have a material effect on its consolidated financial statements.

ASU 2020-06

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

The guidance in ASU No. 2020-06 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2021, for public business entities. Early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods. The Company early adopted this guidance for the fiscal year beginning January 1, 2021, and did so on a modified retrospective basis, without requiring any adjustments. The adoption of ASU No. 2020-06 impacted the accounting for the offering of the 2026 Notes issued by the Company in August 2021, see Note 10 for further discussion.

New Accounting Standards Not Yet Adopted

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company plans to adopt this new guidance in the first quarter of 2023 and is currently evaluating the impact of this new guidance on the consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,439,522	$1,439,522	$—	$—
Available-for-sale securities:
U.S. treasury securities	370	370	—	—
Earnouts related to business combinations	113,978	—	—	113,978

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$649,603	$649,603	$—	$—
Earnouts related to business combinations	34,501	—	—	34,501

Earnout Liability

Earnout liabilities recorded in connection with an acquisition accounted for as a business combination under ASC 805 are recorded at estimated fair value on a recurring basis. Business combinations included in the earnout liabilities table below are discussed in Note 5. Earnouts recorded in connection with asset acquisitions are recorded as earnout payments become known and are not remeasured on a recurring basis. As such, earnouts related to asset acquisitions, which are discussed in Note 7, are not included in these fair value disclosures.

Earnout liabilities related to business combinations are classified as Level 3 liabilities because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liabilities related to business combinations are recorded in fair value changes in earnout liabilities and included in total other income (expense), net in the consolidated statements of operations.

The Company estimates the fair value of earnout liabilities for business combinations using either probability-weighted discounted cash flows and Monte Carlo simulations or a scenario-based approach.

The following table provides summary information of our assumptions used to calculate the estimated earnout liabilities related to 2021 and 2020 acquisitions (in thousands):

							Balance as of	Balance as of
Acquisition	Year of Acquisition	Earnout Target	Method	Earnout Period	Discount Rate		December 31, 2021	December 31, 2020
CrowdReason	2021	Specific revenue growth thresholds through October 2024, a cap of $30.0 million is available; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	October 2024	3.5%	(a)	$26,320	$—
Track1099	2021	Specific revenue growth thresholds through April 2023, with a cap of $12.5 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	April 2023	4.0%	(a)	7,880	—
Davo	2021	Specific revenue growth thresholds through March 2023, with no cap; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	March 2023	7.0%	(a)	35,885	—
TTR	2020	Specific revenue growth thresholds through December 2022, with cap of $26.4 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	December 2022	15.0%	(a)	24,830	15,740
Business Licenses	2020	Achievement of certain performance metrics through November 2024, with cap of $20.7 million; to be settled in common stock.	Scenario-based approach	November 2024	4.8%	(b)	19,063	18,728
Balance end of period							$113,978	$34,468

(a)   The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity, asset and revenue betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach.

(b)   The discount rate was based on the Company's estimated credit yield. The Business Licenses earnout was assumed by management to have a high probability of achievement.

The earnout liability as of December 31, 2020, also included a small balance related to 2019 acquisitions. The earnout period related to the acquisition of Indix ended in 2020 and the final payment was made in 2021. The earnout period associated with the acquisition of Portway International Inc. ended as of January 31, 2021, and did not result in any additional earnout payments due to not meeting the revenue targets. The Indix earnout liability is excluded from the balance as of December 31, 2020, in the table above.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Earnout liabilities related to business combinations:
Balance beginning of period	$34,501	$13,808
Fair value recorded at acquisition	64,486	34,468
Measurement period adjustments	2,793	—
Payments of earnout liabilities	(33)	(11,450)
Fair value changes included in other expense (income), net	12,231	(2,325)
Balance end of period	$113,978	$34,501

Assets and liabilities measured at fair value on a non-recurring basis

The Company’s non-financial assets and liabilities, which include goodwill, intangible assets, long-lived assets and deferred revenue, and the Company’s liabilities for the accrued purchase price related to acquisitions, are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. During the year ended December 31, 2021, assets acquired and liabilities assumed in business combinations, including trade accounts receivable, property and equipment, intangible assets, and deferred revenue, were measured at fair value on the date of the acquisition. In addition, certain operating lease right-of-use assets were measured at fair value on the date of acquisition or the date of lease commencement or modification, as applicable. There were no additional fair value measurements of these assets during 2021 or 2020, except as discussed in Note 5.

In 2020, the Company vacated certain leased offices in the U.S. and Canada and did not expect to derive future economic benefits from the operating lease right-of-use assets and associated property and equipment. The associated carrying value of the U.S. leases was reduced to zero in accordance with ASC 360, resulting in a combined $0.5 million impairment in the year ended December 31, 2020. The Company intended to sublease its office in Toronto, Canada and recognized an additional impairment charge of $0.3 million in the year ended December 31, 2020, to write the carrying value of the operating lease right-of-use asset and associated property and equipment down to an estimated fair value. The fair value of the operating lease right-of-use asset and associated property and equipment was estimated using an income approach to convert market expectations of future sublease cash inflows and outflows to a single present value, which is a Level 3 measurement. The discount rate applied to the estimated future cash flows for the Toronto, Canada lease was 8.0%. The impairment charges are included in general and administrative expenses in the consolidated statements of operations. The vacated U.S. office leases were terminated in 2020 and the Canada lease was terminated during the second quarter of 2021, with no additional charge for impairment.

Fair Value of Other Financial Instruments

The Company has $977.5 million in principal amount of the 2026 Notes. See Note 10 for further details. The Company carries the 2026 Notes at par value less unamortized debt issuance costs on its consolidated balance sheet as of December 31, 2021, and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach as of December 31, 2021, was approximately $909 million, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the year.

4. Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	December 31,	December 31,
	Life (Years)	2021	2020
Computer equipment and software	3 to 5	$19,923	$15,749
Internally developed software	3 to 6	27,099	10,438
Furniture and fixtures	5	6,425	6,651
Office equipment	3 to 5	1,275	1,006
Leasehold improvements	1 to 10	30,046	29,928
		84,768	63,772
Accumulated depreciation		(38,304)	(29,059)
Property and equipment—net		$46,464	$34,713

Depreciation expense was $12.4 million, $9.6 million, and $8.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Licenses and subscriptions	$14,511	$6,348
Prepaid and other current taxes	3,132	2,308
Deposits	3,746	4,570
Prepaid employee related expenses	2,780	1,516
Prepaid cloud computing implementation costs	1,708	340
Other	3,390	5,016
Total	$29,267	$20,098

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued bonus	$40,853	$29,518
Accrued partner commissions	13,088	9,173
Accrued payroll and related taxes	10,208	7,903
Employee stock purchase plan contributions	7,113	5,927
Accrued sales commissions	7,007	5,563
Contract liabilities	6,918	10,134
Accrued federal, state, local, and foreign taxes	3,926	4,338
Self-insurance reserves	2,401	1,563
Accrued interest payable	944	—
Other	17,334	10,413
Total	$109,792	$84,532

5. Acquisitions of Businesses

April 2021 Acquisition of Inposia

On April 1, 2021, the Company acquired the outstanding equity of Inposia under a Share Purchase Agreement (the “Inposia Purchase”). Inposia is a German software company that delivers e-invoicing, digital tax reporting, and system and data integration to support digital transformation efforts and address real-time compliance requirements for businesses. Inposia will build upon Avalara’s existing e-invoicing capabilities in Brazil and India to support customers worldwide with real-time compliance. The Company accounted for the Inposia Purchase as a business combination. Acquisition-related costs of $1.5 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense, of which $1.0 million was incurred in the second half of 2020 and $0.5 million was incurred in 2021.

The total consideration transferred related to this transaction was €31.8 million (or approximately $37.4 million using the exchange rate on April 1, 2021), consisting of net cash consideration of $14.5 million and 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million. Net cash consideration consists of $12.2 million cash paid at closing, and a $2.4 million cash deposit paid in the fourth quarter of 2020, offset by $0.2 million cash received by the Company in the third quarter of 2021 as a result of net working capital adjustments. A portion of shares issued are held in escrow as of December 31, 2021, and will be released to the Inposia shareholders during the nine and 18 months following the acquisition, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares held in escrow are considered issued and outstanding and are recorded in shareholders’ equity on the consolidated balance sheet as of December 31, 2021.

Measurement period adjustments recognized during 2021 related primarily to updated estimated fair values for acquired intangible assets, deferred tax liabilities, and a net working capital adjustment. A reconciliation of preliminary total consideration as of June 30, 2021, and total consideration as of December 31, 2021, is presented below (in thousands):

	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value
Cash paid at closing (net of amounts returned)	$14,671	$(215)	$14,456
Fair value of common stock issued at closing	22,971	—	22,971
Total consideration	$37,642	$(215)	$37,427

Fair values of the assets acquired and the liabilities assumed in the Inposia Purchase as of the acquisition date are provided in the following table (in thousands):

	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash and cash equivalents	$1,264	$—	$1,264
Trade accounts receivable	1,767	—	1,767
Other current assets	268	—	268
Operating lease right-of-use assets	928	—	928
Property and equipment	98	—	98
Developed technology, customer relationships, and other intangibles	12,684	1,585	14,269
Goodwill	27,702	(1,182)	26,520
Other noncurrent assets	35	—	35
Total assets acquired	44,746	403	45,149
Liabilities assumed:
Trade payables and accrued expenses	1,340	138	1,478
Deferred revenue	811	(1)	810
Other liabilities, noncurrent	106	—	106
Operating lease liabilities	928	—	928
Deferred tax liability	3,919	481	4,400
Total liabilities assumed	7,104	618	7,722
Net assets acquired	$37,642	$(215)	$37,427

The carrying amount of trade accounts receivable acquired in the Inposia Purchase approximates the fair value. The fair value of deferred revenue was estimated utilizing a discount rate of 4.0% based on the Company’s estimated pre-tax cost of debt.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Inposia Purchase is 6.2 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Inposia Purchase are provided in the table below (in thousands):

Intangible	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$1,585	$1,703	$3,288	Multi-period excess earnings-income approach	18.5%	8 years
Developed technology	9,572	—	9,572	Relief from royalty-income approach	18.5%	6 years
Noncompetition agreements	1,292	(118)	1,174	With-and-without valuation-income approach	21.0%	3 years
Tradename	235	—	235	Relief from royalty-income approach	18.5%	3 years

The excess of the purchase price over the net identified tangible and intangible assets is $26.5 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

For the period from the date of the Inposia Purchase through December 31, 2021, revenue was $6.0 million and pre-tax loss was $2.4 million from the Inposia business.

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

The total consideration transferred related to this transaction was $56.7 million, consisting of $23.5 million cash paid at close, a $0.3 million cash deposit paid in the first quarter of 2021, an acquisition holdback with a fair value upon acquisition of $2.6 million, and an earnout provision with a fair value upon acquisition of $30.3 million. The acquisition holdback represents an additional $2.6 million of cash to be paid Davo shareholders during the 18 months following the acquisition date, subject to reduction for certain indemnifications and other potential obligations of Davo shareholders. The earnout will be calculated as a multiple of certain performance metrics during the 12-month measurement periods ending March 31, 2022, and 2023, and there is not a stated minimum or maximum payment required under the earnout.

Measurement period adjustments recognized during 2021 related primarily to updated estimated fair values for acquired intangible assets, the earnout liability, and working capital adjustments. A reconciliation of preliminary total consideration as of June 30, 2021, and total consideration as of December 31, 2021, is presented below (in thousands):

	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value
Cash paid through closing	$23,818	$—	$23,818
Fair value of earnout provision	28,620	1,718	30,338
Fair value of holdbacks	2,600	(9)	2,591
Total consideration	$55,038	$1,709	$56,747

Fair values of the assets acquired and the liabilities assumed in the Davo Purchase as of the acquisition date are provided in the following table (in thousands):

	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash and cash equivalents	$198	$—	$198
Funds held from customers	12,464	—	12,464
Trade accounts receivable	119	—	119
Other current assets	58	—	58
Operating lease right-of-use assets	46	—	46
Developed technology, customer relationships, and other intangibles	6,427	(1,776)	4,651
Goodwill	48,426	3,485	51,911
Other noncurrent assets	2	—	2
Total assets acquired	67,740	1,709	69,449
Liabilities assumed:
Accrued expenses	117	—	117
Deferred revenue	75	—	75
Operating lease liabilities	46	—	46
Customer fund obligations	12,464	—	12,464
Total liabilities assumed	12,702	—	12,702
Net assets acquired	$55,038	$1,709	$56,747

The carrying amount of trade accounts receivable and deferred revenue acquired in the Davo Purchase approximates the fair value.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Davo Purchase is 5.4 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Davo Purchase are provided in the table below (in thousands):

Intangible	As Reported June 30, 2021	Measurement Period Adjustment	As Adjusted Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$4,350	$(2,300)	$2,050	Multi-period excess earnings-income approach and replacement cost method-cost approach	13.5%	6 years
Developed technology	1,800	150	1,950	Relief from royalty-income approach	13.5%	5 years
Noncompetition agreements	191	373	564	With-and-without valuation-income approach	15.5%	5 years
Tradename	86	1	87	Relief from royalty-income approach	13.5%	1 year

The excess of the purchase price over the net identified tangible and intangible assets is $51.9 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

For the period from the date of the Davo Purchase through December 31, 2021, revenue was $2.2 million and pre-tax loss was $2.0 million from the Davo business.

September 2021 Acquisition of 3CE

On September 7, 2021, the company acquired substantially all the assets of 3CE under an Asset Purchase Agreement (the “3CE Purchase”). 3CE is a Canadian company that provides software and services for Harmonized System code classifications and verifications, primarily to government entities and logistics services providers. The acquisition will expand and improve Avalara’s Harmonized System classification content and provide a new self-service model to sell to the Company’s customers. The Company accounted for the 3CE purchase as a business combination. The total consideration related to this transaction is $11.2 million, consisting of $9.9 million cash paid at close and an acquisition holdback with a fair value upon acquisition of $1.3 million. The fair values of the assets acquired and the liabilities assumed in the 3CE Purchase as of the acquisition date include intangible assets of $3.7 million, primarily attributable to developed technology and customer relationships and goodwill of $7.1 million.

October 2021 Acquisition of Track1099

On October 1, 2021, the Company acquired substantially all the assets of Track1099 under an Asset Purchase Agreement (the “Track1099 Purchase”). Track1099 provides online software and services for cost-effectively managing, e-filing, and e-delivering Internal Revenue Service forms, including Forms 1099, W-2, and W-9. The Company accounted for the Track1099 Purchase as a business combination. Acquisition related costs of $0.1 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

The total consideration related to this transaction was $48.8 million, consisting of $35.0 million cash paid at close, an acquisition holdback with a fair value upon acquisition of $5.0 million, and an earnout provision with a fair value upon acquisition of $8.8 million. The acquisition holdback represents an additional $5.0 million of cash to be paid to the sellers 27 months following the acquisition date, subject to reduction for certain indemnifications and other potential obligations of the sellers. The earnout for Track1099 is calculated based on certain billing performance metrics during the 12-month measurement periods ending April 30, 2022 and April 30, 2023, not to exceed $12.5 million in total or $6.25 million in each earnout period.

Preliminary total consideration as of December 31, 2021, is presented below (in thousands):

As of December 31, 2021
Cash paid through closing	$35,000
Fair value of earnout provision	8,820
Fair value of holdbacks	4,984
Total consideration	$48,804

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Track1099

Purchase as of the acquisition date are provided in the following table (in thousands):

As of December 31, 2021
Assets acquired:
Prepaid and other current assets	$2
Developed technology, customer relationships, and other intangibles	5,850
Goodwill	42,962
Total assets acquired	48,814
Liabilities assumed:
Current liabilities	1
Deferred revenue	9
Total liabilities assumed	10
Net assets acquired	$48,804

The estimated fair values for acquired intangible assets are preliminary in nature. The estimated fair values for certain acquired intangibles, the earnout, and holdback are preliminary in nature and subject to adjustment when the necessary information is available to complete the valuation.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Track1099 Purchase are provided in the table below (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$3,200	Multi-period excess earnings-income approach	28.0%	5 years
Developed technology	1,250	Relief from royalty-income approach	28.0%	2 years
Noncompetition agreement	1,300	With-and-without valuation-income approach	30.0%	5 years
Tradename	100	Relief from royalty-income approach	28.0%	2 years

The excess of the purchase price over the net identified tangible and intangible assets is $43.0 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

October 2021 Acquisition of CrowdReason and CorrelationAdvisors

On October 18, 2021, the Company acquired substantially all the assets of CrowdReason, Limited Liability Company and CorrelationAdvisors, LLC under an Asset Purchase Agreement (the “CrowdReason Purchase”). CrowdReason is a technology services company that provides software applications, solutions, and services for property tax compliance. CorrelationAdvisors provides consulting services related to property valuation and property tax compliance. The Company accounted for the CrowdReason Purchase as a business combination. Acquisition-related costs of $0.2 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

The total consideration transferred related to this transaction was $36.4 million, consisting of $8.3 million cash paid at close, acquisition holdbacks with a fair value upon acquisition of $1.7 million, and an earnout provision with a fair value upon acquisition of $26.3 million. The acquisition holdback represents an additional $1.7 million of cash to be paid to the sellers during the 18 months following the acquisition date, subject to reduction for certain indemnifications and other potential obligations of the sellers. The earnout is calculated as a multiple of revenue growth thresholds during the 12-month measurement periods ending October 31, 2022, 2023, and 2024, with the total purchase price, inclusive of earnouts, not to exceed $40.0 million.

Preliminary total consideration as of December 31, 2021, is presented below (in thousands):

As of December 31, 2021
Cash paid through closing	$8,317
Fair value of earnout provision	26,320
Fair value of holdbacks	1,727
Total consideration	$36,364

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the CrowdReason Purchase as of the acquisition date are provided in the following table (in thousands):

As of December 31, 2021
Assets acquired:
Current assets	$1,426
Developed technology, customer relationships, and other intangibles	10,300
Goodwill	25,415
Total assets acquired	37,141
Liabilities assumed:
Current liabilities	101
Deferred revenue and contract liabilities	676
Total liabilities assumed	777
Net assets acquired	$36,364

The estimated fair values for acquired intangible assets are preliminary in nature. The estimated fair values for certain acquired intangibles, the earnout, and holdback are preliminary in nature and subject to adjustment when the necessary information is available to complete the valuation.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the CrowdReason Purchase are provided in the table below (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$5,700	Multi-period excess earnings-income approach	18.0%	5 to 8 years
Developed technology	3,900	Relief from royalty-income approach	18.0%	5 years
Backlog	450	Multi-period excess earnings-income approach	15.0%	1 year
Noncompetition agreements	100	With-and-without valuation-income approach	20.0%	5 years
Tradename	150	Relief from royalty-income approach	18.0%	2 years

The excess of the purchase price over the net identified tangible and intangible assets is $25.4 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

October 2020 Acquisition of Transaction Tax Resources

On October 5, 2020, the Company acquired the outstanding equity of TTR under a Merger Agreement (the “TTR Merger”). TTR is a leading provider of tax content, research, consulting, and automation tools in the U.S., with products that include software solutions for companies and governments. As a result of the acquisition, the Company expanded its tax content, added new product offerings, and reached new customer segments. The Company accounted for the TTR Merger as a business combination. Acquisition-related costs of $1.0 million for the year ended December 31, 2020, were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

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

Measurement period adjustments recognized during 2021 related to the finalization of the estimated fair values for customer relationships, contract backlog, and earnout liability, and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020, and total consideration as of December 31, 2021, is presented below (in thousands):

	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value
Cash paid at closing	$294,017	$—	$294,017
Fair value of holdbacks	57,477	(217)	57,260
Fair value of earnout provision	15,740	3,131	18,871
Total consideration	$367,234	$2,914	$370,148

Estimated fair values of the assets acquired and the liabilities assumed in the TTR Merger as of the acquisition date and including measurement period adjustments are provided in the following table (in thousands):

	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash and cash equivalents	$2,294	$—	$2,294
Trade accounts receivable	5,966	—	5,966
Other current assets	93	—	93
Operating lease right-of-use assets	1,760	—	1,760
Property and equipment	848	—	848
Developed technology, customer relationships, and other intangibles	49,000	(7,500)	41,500
Goodwill	327,039	8,526	335,565
Total assets acquired	387,000	1,026	388,026
Liabilities assumed:
Trade payables and accrued expenses	731	—	731
Deferred revenue	8,500	—	8,500
Operating lease liabilities	1,760	—	1,760
Deferred tax liability	8,775	(1,888)	6,887
Total liabilities assumed	19,766	(1,888)	17,878
Net assets acquired	$367,234	$2,914	$370,148

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

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the TTR Merger is 4.7 years. The weighted-average amortization period for developed technology intangibles acquired in the TTR Merger is 4.0 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the TTR Merger are provided in the table below (in thousands):

Intangible	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$26,000	$(5,000)	$21,000	Multi-period excess earnings-income approach	18%	6 years
Developed technology	9,600	—	9,600	Relief from royalty-income approach and replacement cost method-cost approach	17% to 18%	3 to 6 years
Tradename	5,800	—	5,800	Relief from royalty-income approach	17%	2 years
Contract backlog	5,800	(2,500)	3,300	Multi-period excess earnings-income approach	17%	3 years
Noncompetition agreements	1,800	—	1,800	With-and-without valuation-income approach	19%	5 years

The excess of the purchase price over the net identified tangible and intangible assets is $335.6 million and has been recorded as goodwill, which includes synergies expected from the combined service offerings and the value of the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

A portion of the acquisition holdback liability in the amount of $19.9 million was settled in 2021, comprised of $0.8 million in the first quarter and $18.8 million paid in the second quarter.

For the period from the date of the TTR acquisition through December 31, 2020, revenue was $4.5 million and pre-tax loss was $3.2 million from the TTR business. The pre-tax loss includes $3.5 million of amortization expense from the intangible assets acquired. TTR business activity is included in the consolidated financial statements of Avalara and are immaterial to our operations.

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

Measurement period adjustments recognized during 2021 related to the finalization of the estimated fair value of the earnout liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2020, and total consideration as of December 31, 2021, is presented below (in thousands):

	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value
Cash paid at closing	$64,812	$—	$64,812
Fair value of holdbacks	11,415	(306)	11,109
Fair value of earnout provision	18,728	(1,328)	17,400
Total consideration	$94,955	$(1,634)	$93,321

Estimated fair values of the assets acquired and the liabilities assumed in the Business Licenses Purchase as of the acquisition date are provided in the following table (in thousands):

	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash and cash equivalents	$120	$—	$120
Trade accounts receivable	1,326	—	1,326
Customer fund assets	1,074	—	1,074
Other current assets	101	—	101
Operating lease right-of-use assets	1,644	—	1,644
Property and equipment	87	—	87
Developed technology, customer relationships, and other intangibles	19,525	—	19,525
Goodwill	73,775	(1,634)	72,141
Other noncurrent assets	31	—	31
Total assets acquired	97,683	(1,634)	96,049
Liabilities assumed:
Accrued expenses	56	—	56
Customer fund obligations	1,028	—	1,028
Operating lease liabilities	1,644	—	1,644
Total liabilities assumed	2,728	—	2,728
Net assets acquired	$94,955	$(1,634)	$93,321

The carrying amount of trade accounts receivable acquired in the Business Licenses Purchase approximates the fair value.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Business Licenses Purchase is 5.3 years. The weighted-average amortization period for developed technology intangibles acquired in the Business Licenses Purchase is 3.1 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Business Licenses Purchase are provided in the table below (in thousands):

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

For the period from the date of the Business Licenses acquisition through December 31, 2020, revenue was $1.8 million and pre-tax loss was $0.6 million from the Business Licenses business. The pre-tax loss includes $0.7 million of amortization expense from the intangible assets acquired. Business Licenses business activity is included in the consolidated financial statements of Avalara and are immaterial to our operations.

December 2020 Acquisition of Impendulo

On December 1, 2020, the Company acquired the shares of Impendulo (“the Impendulo Purchase”). Impendulo is a London-based provider of insurance tax compliance solutions and offers insurance tax compliance management technology and services, specializing in support for multi-national insurance companies. With the acquisition of Impendulo, the Company expands its product offerings to include insurance premium tax compliance. The Company accounted for the Impendulo Purchase as a business combination. Acquisition-related costs of $0.6 million for the year ended December 31, 2020, were primarily for legal fees and were recorded in general and administrative expense.

The total consideration transferred related to this transaction was $14.0 million, consisting of $11.7 million paid in cash at closing, $1.2 million paid in the Company’s common stock, and an additional $1.1 million that was paid in the first quarter of 2021 based on final revenue metrics achieved up to the date of acquisition. Measurement period adjustments of $0.4 million were recognized in the first quarter of 2021 relate to the finalization of the net working capital adjustment.

Fair values of the assets acquired and the liabilities assumed in the Impendulo Purchase as of the acquisition date are provided in the following table (in thousands):

	As Reported December 31, 2020	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash and cash equivalents	$1,347	$—	$1,347
Trade accounts receivable	371	—	371
Other assets	147	—	147
Developed technology, customer relationships, and other intangibles	3,617	—	3,617
Goodwill	10,217	425	10,642
Total assets acquired	15,699	425	16,124
Liabilities assumed:
Trade payables and accrued expenses	663	—	663
Deferred revenue and contract liabilities	694	—	694
Deferred tax liability	745	—	745
Total liabilities assumed	2,102	—	2,102
Net assets acquired	$13,597	$425	$14,022

The carrying amount of trade accounts receivable acquired in the Impendulo Purchase approximates the fair value. The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. The weighted-average amortization period for all intangibles acquired in the Impendulo Purchase is 5.9 years. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the Impendulo Purchase are provided in the table below (in thousands):

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

For the period from the date of the Impendulo acquisition through December 31, 2020, revenue was $0.2 million and pre-tax loss was $0.1 million from the Impendulo business. The pre-tax loss includes $0.1 million of amortization expense from the intangible assets acquired. Business Licenses business activity is included in the consolidated financial statements of Avalara and is immaterial to our operations.

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

The total consideration transferred related to this transaction was $17.1 million, consisting of $11.8 million paid in cash at closing, an additional $1.6 million of cash to be paid out after 12-months, and an earnout provision fair valued upon acquisition at $3.8 million. The earnout provision is for a one-time payment and has a maximum payout of $4.0 million based on revenue recognized by the Company from the acquired operating assets for the 12 month period ending January 31, 2020. The earnout was originally recognized at fair value at the date of the business combination and $4.0 million was paid in the first quarter of 2020.

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

The total consideration transferred related to this transaction was $9.1 million, consisting of $5.5 million paid in cash at closing, an additional $1.4 million cash to be paid after eighteen months, and an earnout provision valued upon acquisition at $2.2 million. The earnout provision had a maximum payout of $3.0 million based on the successful transition and achievement of development milestones established in the purchase agreement. The earnout provides for interim payments based on milestones to be evaluated as follows: $0.5 million within three months of closing, $0.65 million within seven months of closing, $0.65 million within eight months of closing, and $1.2 million within 12 months of closing. The earnout was originally recognized at fair value at the date of the business combination and was adjusted to fair value quarterly. The first earnout milestone was achieved in the second quarter of 2019 and was paid in July 2019. The second milestone was not achieved. In January 2020, the Company determined the third milestone was partially achieved. In February 2020, the Company determined the fourth milestone was not achieved. The final earnout payment was made in 2021.

The excess of the purchase price over the net identified tangible and intangible assets of $5.0 million has been recorded as goodwill, which includes cost savings expected from the use of the acquired technology and the value of the assembled workforce. The goodwill is expected to be deductible for tax purposes.

July 2019 Acquisition of Portway

On July 31, 2019, the Company completed the acquisition of substantially all the assets of Portway under an Asset Purchase Agreement (the “Portway Purchase”). Portway is a provider of Harmonized System classifications and outsourced customs brokerage services. The Company accounted for the Portway Purchase as a business combination. As a result of the acquisition, the Company expanded its cross-border solutions. Acquisition-related costs of $0.2 million for the year ended December 31, 2020, were primarily for legal fees.

The total consideration transferrable related to this transaction was $24.3 million, consisting of $13.0 million paid in cash at closing, an additional $2.0 million of cash to be paid after eighteen months with an acquisition date fair value of $1.9 million, and an earnout provision fair valued upon acquisition at $9.4 million. The earnout was payable in the Company’s common stock no later than February 2021. The maximum number of shares of common stock that could be earned and transferred to the seller is 119,090 shares, which was based on a maximum payout value of $10.0 million and a per share value of $83.97 under the terms of the Portway Purchase. The earnout is based on the achievement of specific revenue and operating metrics through January 2021, and the shares (which were issued at closing and are held in escrow) will be forfeited and cancelled if the metrics are not achieved.

The earnout is based, in part, on two operating metric targets with a maximum payout of $7.5 million. The remainder of the earnout is based on certain revenue targets with a maximum payout of $2.5 million. Pursuant to the Portway Purchase, the shares would be transferred to the seller if the criteria under each provision are satisfied. During the year ended December 31, 2020, 89,318 shares of common stock (with a $7.5 million value under the Portway Purchase) were transferred to the seller to settle both operating metric targets of the earnout. The earnout was originally recognized at fair value at the date of the business combination and is adjusted to fair value quarterly. The remaining earnout liability related to the revenue targets was determined to be zero as of December 31, 2020, and the remaining shares were forfeited and cancelled in the first quarter of 2021.

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Avalara and all 2020 and 2021 acquisitions as though the companies were combined as of January 1, 2020, for the 2021 acquisitions and January 1, 2019, for the 2020 acquisitions. The unaudited pro forma financial information presented also includes certain business combination accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets. No adjustments were made for the fair value of deferred revenue and contract liabilities or fair value measurement adjustments for earnout liabilities. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	For the Year Ended December 31,
	2021	2020
Total revenue	$711,047	$552,886
Pre-tax loss	(124,428)	(64,320)

6. Revenues

The Company’s revenue recognition accounting policy follows guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”), see Note 2 for further discussion.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (“U.S.”) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenue (U.S.):
Subscription and returns
Tax calculations	$349,430	$257,680	$203,584
Tax returns and compliance management	233,420	178,318	127,815
Interest income on funds held from customers	769	829	3,213
Total subscription and returns	583,619	436,827	334,612
Professional services	59,514	32,474	24,399
Total revenue (U.S.)	643,133	469,301	359,011
Total revenue (non-U.S.)	55,844	31,268	23,410
Total revenue	$698,977	$500,569	$382,421

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the years ended December 31, 2021, and 2020 is presented below (in thousands):

	For the Year Ended December 31,
	2021	2020

Contract liabilities:
Balance beginning of period	$10,134	$5,197
Contract liabilities transferred to deferred revenue	(21,255)	(11,151)
Addition to contract liabilities	18,039	16,088
Balance end of period	$6,918	$10,134

As of December 31, 2021, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2021, and 2020 is presented below (in thousands):

	For the Year Ended December 31,
	2021	2020

Deferred revenue:
Balance beginning of period	$209,690	$161,241
Revenue recognized	(698,977)	(500,569)
Additional amounts deferred	772,242	549,018
Balance end of period	$282,955	$209,690

As of December 31, 2021, $280.8 million of deferred revenue is expected to be recognized within the next 12 months and is included in current liabilities on the consolidated balance sheets. The remaining amount of deferred revenue is included in noncurrent liabilities and is expected to be recognized within the next 18 months.

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the years ended December 31, 2021, and 2020 is presented below (in thousands):

	For the Year Ended December 31,
	2021	2020
Deferred commissions:
Balance beginning of period	$50,870	$38,416
Additional commissions deferred	32,721	23,935
Amortization of deferred commissions	(15,072)	(11,481)
Balance end of period	$68,519	$50,870

As of December 31, 2021, $16.4 million of deferred commissions are expected to be amortized within the next 12 months and therefore are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions are included in noncurrent assets. There were no impairments of assets related to deferred commissions during the year ended December 31, 2021, or 2020. There were no assets recognized related to the costs to fulfill contracts during the year ended December 31, 2021, or 2020 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the remaining performance obligations to which enforceable rights exist are $369.2 million, of which $348.4 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter. Of the remaining performance obligations as of December 31, 2021, $86.2 million relates to non-cancellable amounts that have not yet been invoiced, of which $67.6 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

7. Intangible Assets

Intangible assets consisted of the following (in thousands):

		December 31, 2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$4,500	$(1,816)	$2,684
Customer relationships	3 to 10	75,188	(23,795)	51,393
Developed technology (1)	3 to 8	72,723	(37,333)	35,390
Noncompetition agreements	3 to 5	6,452	(1,725)	4,727
Tradename and trademarks	1 to 4	7,267	(4,643)	2,624
		$166,130	$(69,312)	$96,818
(1) Developed technology intangible assets include IPR&D of $0.4M as of December 31, 2021, which is not subject to amortization.

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513

(1)        Developed technology intangible assets include IPR&D of $0.6M as of December 31, 2020, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $24.1 million, $10.7 million, and $7.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Future amortization expense as of December 31, 2021, related to these finite-lived intangible assets subject to amortization is expected to be as follows (in thousands):

Years Ending December 31
2022	$27,230
2023	22,026
2024	17,285
2025	14,319
2026	10,959
Thereafter	4,599
$96,418

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. This acquisition was accounted for as an asset acquisition. Total consideration for the purchase includes an earnout computed on future billings recognized by the Company over the six years following the acquisition, up to a maximum of $30.0 million. The earnout is payable in cash or common stock, at the Company’s option, at the end of each six-month measurement period ending on June 30 or December 31 through 2023. Additional costs of the acquired intangible assets are capitalized as earnout amounts are accrued. Through December 31, 2021, the sellers have earned approximately $2.2 million under the earnout provision since the acquisition date. An earnout liability of $0.6 million was recorded within the current portion of accrued earnout liabilities as of December 31, 2021, for the earnout period ending December 31, 2021, and is expected to be paid in cash to the sellers in the first quarter of 2022.

Goodwill

Changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance—December 31, 2019	$101,224
Additions - 2020 acquisitions (1)	411,031
Cumulative translation adjustments	979
Balance—December 31, 2020	513,234
Measurement period adjustment - 2020 acquisitions (1)	7,317
Additions - 2021 acquisitions (1)	153,876
Cumulative translation adjustments	(2,046)
Balance—December 31, 2021	$672,381

(1)       See Note 5 for measurement period adjustment and additions details

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

A quantitative impairment test was performed for the Company’s European reporting unit. Upon completion, the fair value of the European reporting unit was in excess of the carrying value. When following a quantitative approach, the Company measures the fair value of its reporting units using a combination of a discounted cash flow approach and the market valuation approach using publicly traded company multiples in similar businesses, which are Level 3 measurements. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, determination of the Company’s discount rate, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested, and determination of revenue multiples, which are based on guideline public company multiples and adjusted for the specific size and risk profile of the reporting unit. The discount rate used in the Company’s most recent annual impairment test was 25%.

The Company had no goodwill associated with the Brazilian reporting unit in 2021, 2020, and 2019.

The Company had $17.6 million of accumulated goodwill impairment as of December 31, 2021, and 2020, which is associated with the Brazilian reporting unit and was recognized in the years ended December 31, 2017, and 2018.

8. Leases

The Company has non-cancelable operating leases primarily for office facilities in the United States, Brazil, Europe, and India that expire through 2029. The remaining operating leases are primarily comprised of leases of vehicles, office equipment, and servers. As of December 31, 2021, the leases have remaining terms of 0.2 to 7.8 years, some of which include options to extend for up to 10 years after the initial term, and some of which include options to terminate within 2 years after the commencement date. Options to extend or terminate a lease which are not reasonably certain to be exercised are not included in the lease term or in the lease payments for purposes of determining the operating lease right-of-use asset and operating lease liability. At the time of the TTR Merger, the Company was reasonably certain it would exercise its option to extend its lease in McMinnville, OR and as such, the extension was recognized as part of the operating lease right-of-use asset and operating lease liability for that lease. No other options to extend or terminate a lease were reasonably certain as of December 31, 2021, or 2020. The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants. As of December 31, 2021, the Company does not have any finance leases.

An impairment of the Company’s operating lease right-of-use assets and property and equipment of $0.8 million was recorded in 2020 (see Note 3).

The following table presents future lease payments for long-term operating leases as of December 31, 2021 (in thousands):

Period	Operating Lease Commitments
2022	$14,824
2023	14,121
2024	12,767
2025	10,117
2026	6,789
Thereafter	8,288
Total	66,906
Less: Imputed interest	(9,839)
Total operating lease liabilities (1)	$57,067

(1)	Future lease payments have not been reduced by future sublease receipts of $0.8 million due under noncancelable subleases.

As of December 31, 2021, the Company had two operating leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements total $6.3 million, beginning in the first quarter of 2022 and are payable over lease terms of 2.5 and 5.9 years.

The following table presents supplemental balance sheet information related to operating leases recorded as of December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	5.0	5.8
Weighted average discount rate	6.5%	6.6%

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease costs	$13,501	$12,766	$9,329
Variable lease costs	3,617	2,948	2,562
Short-term lease costs	846	1,722	1,065
Sublease income	(1,541)	(1,534)	(1,448)
Total lease cost, net	$16,423	$15,902	$11,508

9. Commitments and Contingencies

Commitments

The Company has purchase commitments primarily related to network infrastructure, hosting services, and software licenses that extend up to four years beyond December 31, 2021. The Company’s obligation for future payments under these contracts is $45.6 million, $32.2 million, $26.0 million, and $10.6 million for the years ending December 31, 2022, 2023, 2024, and 2025, respectively.

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

10. Debt

Convertible Senior Notes

In August 2021, the Company completed a private offering of $977.5 million principal amount of 0.25% convertible senior notes due 2026. The 2026 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2022. The 2026 Notes will mature on August 1, 2026, unless earlier converted, redeemed, or repurchased. The Company incurred $17.6 million of debt issuance costs in connection with the offering of the 2026 Notes, consisting of the initial purchasers’ commissions and legal, accounting, and other direct costs of the offering. The total proceeds from the offering, net of the debt issuance costs, were $959.9 million. The Company used $75.3 million of the net proceeds from the sale of the 2026 Notes to pay the premiums of the capped call options described further below.

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

Upon the occurrence of a make‑whole fundamental change or the exercise of the Company’s redemption option, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its 2026 Notes. As of December 31, 2021, none of the conditions of the 2026 Notes to early convert have been met.

As discussed in Note 2, the Company early adopted ASU No. 2020‑06 as of January 1, 2021, and concluded that the 2026 Notes will be accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs were recorded as a direct deduction from the related liability in the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes. The effective interest rate for the 2026 Notes is 0.62%.

The net carrying amount of the 2026 Notes was as follows:

December 31,
2021
(in thousands)
Principal	$977,500
Unamortized debt issuance costs	(16,241)
Net carrying amount	$961,259

The following table sets forth the interest expense recognized related to the 2026 Notes:

For the Year Ended December 31,
2021
(in thousands)
Contractual interest expense	$944
Amortization of debt issuance costs	1,367
Total interest expense related to 2026 Notes	$2,311

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. The capped calls each have an initial strike price of $238.44 per share of the Company’s common stock, which corresponds to the initial conversion price of the 2026 Notes. The capped calls each have an initial cap price of $323.30 per share and expire in incremental components on each trading date beginning on June 4, 2026, and ending on July 30, 2026. The capped calls are intended to offset potential dilution to the Company’s common stock or offset any cash payments the Company is required to make in excess of the principal amount, as the case may be, with such reduction or offset subject to the cap price. The capped calls are subject to adjustments for certain corporate events and standard anti-dilution provisions.

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

12. Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of December 31, 2021, the Company had stock options outstanding under the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP.

The total number of shares of common stock reserved for issuance under the 2018 Plan is equal to (1) 5,315,780 shares plus (2) any shares subject to outstanding awards under the 2006 Plan as of June 14, 2018 that subsequently cease to be subject to such awards. The available shares automatically increase each January 1, beginning January 1, 2019, by the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share) and (ii) an amount determined by the Company’s Board of Directors. As of December 31, 2021, 4,077,218 shares were subject to outstanding awards and 12,042,976 shares were available for issuance under the 2018 Plan. The 2018 Plan provides that on the occurrence of certain strategic events, such as a change in control in which options and RSUs are not assumed or substituted, such outstanding options and RSUs will become fully vested and exercisable or payable.

As of December 31, 2021, there were 1,178,424 shares subject to outstanding stock options under the 2006 Plan.

In 2019, the Company amended its Outside Director Compensation Policy to modify the vesting provisions for nonemployee director awards in the event of certain terminations of service. The modification resulted in an acceleration of share-based compensation expense for nonemployee director awards in the third quarter of 2019.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Stock-based compensation cost:
Stock options	$11,966	$15,402	$16,489
Restricted stock units	57,116	29,181	14,585
Performance share units	16,011	—	—
Employee stock purchase plan	4,595	3,987	3,326
Total stock-based compensation cost	$89,688	$48,570	$34,400

The amount of stock-based compensation cost above capitalized to internally developed software and cloud computing arrangements in accordance with the accounting guidance for internal-use software was $1.6 million, $0.4 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019 respectively. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2021	3,537,014	$28.17	6.89	$483,577
Options granted	—	$—
Options exercised	(1,223,395)	$17.80
Options cancelled or expired	(34,830)	$42.24
Options outstanding as of December 31, 2021	2,278,789	$33.52	6.30	$217,824
Options exercisable as of December 31, 2021	1,753,067	$27.80	5.97	$177,609

A summary of options outstanding and vested as of December 31, 2021, is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise	Number	Weighted Average	Number Vested	Weighted Average
Prices	Outstanding	Life (in Years)	and Exercisable	Life (in Years)
$1.90 to $6.40	18,612	1.1	18,612	1.1
$8.04 to $11.72	72,717	2.3	72,717	2.3
$12.20 to $15.06	380,304	4.7	380,304	4.7
$16.06 to $24.00	706,791	6.1	639,948	6.1
$31.99 to $42.21	655,237	7.0	441,953	7.0
$55.10 to $99.65	410,736	7.8	185,749	7.8
$124.35 to $151.76	34,392	7.8	13,784	6.5
	2,278,789		1,753,067

The total intrinsic value of options exercised during 2021, 2020, and 2019 was $173.2 million, $243.8 million, and $318.5 million, respectively.

There were no options granted during the year ended December 31, 2021. The weighted average grant date fair value of options granted during the years ended December 31, 2020, and 2019 was $34.00 and $19.80 per share, respectively. During the year ended December 31, 2021, 1,051,226 options vested. There were 525,722 options unvested as of December 31, 2021.

As of December 31, 2021, $11.1 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 1.6 years.

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

		For the Year Ended December 31,
	2021	2020	2019
Fair market value of common stock	—	$66.26 - $151.76	$39.76 - $79.25
Volatility	—	43% - 44%	40%
Expected term	—	5-6 years	5-6 years
Expected dividend yield	—	n/a	n/a
Risk-free interest rate	—	0.33% - 1.25%	1.68% - 2.65%

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

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for 2021:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2021	2,359,063	$70.17
RSUs granted	1,282,177	$138.79
RSUs vested	(524,246)	$68.36
RSUs cancelled	(255,031)	$90.66
RSUs outstanding as of December 31, 2021	2,861,963	$99.41

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of December 31, 2021, $238.8 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 2.8 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for 2021:

		Weighted
		Average
	Performance Share	Grant Date Fair
	Units	Value Per Share
PSUs outstanding as of January 1, 2021	—	$—
PSUs granted	120,632	$147.39
PSUs vested	—	$—
PSUs cancelled	(5,742)	$150.00
PSUs outstanding as of December 31, 2021	114,890	$147.26

During the first quarter of 2021, PSUs were granted for the first time. Stock-based compensation cost for PSUs is recognized on a graded vesting basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date and the number of PSUs expected to be earned over the service period. Each PSU grant will vest in annual tranches over a three-year service period. Total units earned for grants made in 2021 may vary between 0% and 250% of the units granted based on the attainment of company-specific performance targets during the related three-year period and continued service. The performance targets are established by the Compensation and Leadership Development Committee of the Board of Directors. All of the PSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.

As of December 31, 2021, $19.9 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 1.9 years.

Employee Stock Purchase Plan

The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, employee purchases occur at the end of discrete offering periods. Offering periods begin on August 1 and February 1 each year (or such other date determined by our Board of Directors or our Compensation and Leadership Development Committee).

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

The Company initially reserved 996,709 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on each January 1, beginning January 1, 2019, by the number of shares equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the aggregate number of shares of common stock outstanding on December 31st of the immediately preceding calendar year (rounded up to the nearest whole share), and (iii) an amount determined by the Board of Directors. No more than an aggregate of 10,102,525 shares of common stock may be issued over the ten-year term of the ESPP. As of December 31, 2021, 2,509,441 shares of common stock remain available for issuance under the ESPP.

As of December 31, 2021, there was approximately $0.4 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on August 1, 2021, and ended January 31, 2022.

For the years ended December 31, 2021, 2020, and 2019, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

		For the Year Ended December 31,
	2021	2020	2019
Fair market value of common stock	$152.35 to $166.84	$87.23 to $138.83	$40.60 to $82.12
Volatility	31% to 34%	32% to 49%	40%
Expected term	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	0.06% to 0.08%	0.11% to 1.54%	2.04% to 2.59%

13. Income Taxes

Domestic and foreign components of loss before income tax are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Domestic	$(93,556)	$(34,483)	$(30,272)
Foreign	(28,369)	(23,009)	(18,987)
Total	$(121,925)	$(57,492)	$(49,259)

Major components of the income tax (provision) benefit are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,180)	(1,110)	(1,178)
Total current income tax provision	(2,180)	(1,110)	(1,178)
Deferred:
Federal	(1,746)	6,790	(90)
State	(526)	1,657	(53)
Foreign	1,144	972	366
Total deferred income tax (provision) benefit	(1,128)	9,419	223
Total	$(3,308)	$8,309	$(955)

In connection with the TTR and Impendulo acquisitions, the Company recorded net deferred tax liabilities which provide an additional source of taxable income to support the realization of pre-existing deferred tax assets. Accordingly, during the year ended December 31, 2020, the Company released $9.5 million of its valuation allowance resulting in a deferred tax benefit for the same amount. Measurement period adjustments made to TTR purchase price accounting during the year ended December 31, 2021, reduced the net deferred tax liabilities recorded to goodwill. As a result, during the year ended December 31, 2021, the Company increased its valuation allowance by $1.9 million resulting in a deferred tax expense for the same amount.

It is the Company’s intention to reinvest the earnings of non-U.S. subsidiaries in those operations. As of December 31, 2021, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Reconciliation of (Provision for) Benefit from Income Taxes

Major differences between the U.S. statutory rate of 21% and the effective tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	$25,601	$12,073	$10,345
State taxes	4,462	1,349	1,941
Research and development credits	3,993	2,960	2,285
Stock-based compensation	47,602	56,766	67,718
Impact of foreign operations	2,740	342	(1,373)
Change in valuation allowance	(85,842)	(65,485)	(80,284)
Other	(1,864)	304	(1,587)
Total	$(3,308)	$8,309	$(955)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$315,482	$240,048
Stock-based compensation	18,400	10,484
Deferred revenue	682	—
Research and development credit, net of uncertain tax position reserve	13,543	9,284
Operating lease liabilities	14,498	16,237
Other	14,191	11,016
Total deferred tax assets	376,796	287,069
Deferred tax liabilities:
Deferred commissions	(17,208)	(12,288)
Operating lease right-of-use assets	(11,331)	(12,243)
Property and equipment	(6,625)	(4,458)
Definite-lived intangibles	(5,073)	(8,278)
Indefinite-lived intangibles	(4,433)	(3,127)
Deferred revenue	—	(322)
Other	(86)	(193)
Total deferred tax liabilities	(44,756)	(40,909)
Net deferred tax assets before valuation allowance	332,040	246,160
Valuation allowance	(335,952)	(246,598)
Net deferred tax liability	$(3,912)	$(438)

The following tables summarizes the Company's net operating loss and research credit carryforwards (dollars in thousands):

	December 31, 2021	Year Expiration Begins (if not utilized)
Federal net operating loss carryforwards generated 2017 and prior	$288,052	2025
Federal net operating loss carryforwards generated after 2017	857,522	Non-expiring
Total Federal net operating loss carryforwards	1,145,574
State net operating loss carryforwards	790,264	2022
Foreign net operating loss carryforwards	110,463	Non-expiring
Federal research & development credits	21,890	2030
State research & development credits	1,191	2040
Foreign research & development credits	378	2039

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an “ownership change”. The Company has experienced various “ownership changes” in prior years. The resulting Section 382 limitations are not expected to materially impact the Company’s ability to utilize carryforwards. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs and credits.

Accounting for Uncertainty in Income Taxes

The Company has assessed its ability to realize its deferred tax assets and has recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of its deferred tax assets, the Company placed a significant amount of weight on its history of generating tax losses in the U.S., U.K., and Brazil, including in the current year. The increase in the valuation allowance each period was primarily related to U.S. federal and state tax losses incurred during the period.

The Company has established an accrual for uncertain tax positions related to its U.S. research and development credits and for the valuation of intellectual property transferred between international entities. As of December 31, 2021 and 2020, the Company has $9.1 million and $7.0 million of unrecognized tax benefits, of which the total amount that would impact the effective tax rate, if recognized, is $0.2 million. As of December 31, 2021, the Company has recorded an immaterial amount of interest and penalties related to its unrecognized tax benefits, which are classified as a component of income tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next 12 months.

A reconciliation of the beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance at January 1	$7,029	$5,210	$4,118
Additions for tax positions related to the current year	2,081	1,799	1,435
Additions for tax positions related to prior years	23	20	—
Reductions for tax positions related to prior years	—	—	(343)
Reductions related to settlements	—	—	—
Reductions related to a lapse of statute	—	—	—
Balance at December 31	$9,133	$7,029	$5,210

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

The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. This includes using the if-converted method for calculating any potential dilutive effect of the convertible senior notes. For purposes of this calculation, all common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect is antidilutive. As a result, basic and diluted net loss per common share was the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common shareholders	$(125,233)	$(49,183)	$(50,214)
Denominator:
Weighted-average common shares outstanding-basic	86,263	80,985	73,345
Dilutive effect of share equivalents resulting from stock options, RSUs, PSUs, ESPP shares, and convertible senior notes (if converted)	—	—	—
Weighted-average common shares outstanding-diluted	86,263	80,985	73,345
Net loss per common share, basic and diluted	$(1.45)	$(0.61)	$(0.68)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Options to purchase common shares	2,905	4,653	7,987
Unvested RSUs	2,635	2,091	1,157
Unvested PSUs	108	—	—
ESPP shares	10	10	13
Convertible senior notes (if converted)	1,584	—	—
Total	7,242	6,754	9,157

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2021.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our internal control over financial reporting was effective.

The Company acquired INPOSIA Solutions, GmbH on April 1, 2021, substantially all the assets of DAVO Technologies LLC on April 20, 2021, substantially all the assets of 3CE Technologies, Inc. on September 7, 2021, substantially all the assets of Track1099 LLC on October 1, 2021, and substantially all the assets of CrowdReason Limited Liability Company and CorrelationAdvisors LLC on October 18, 2021. Management excluded these acquisitions from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Total assets excluded from this assessment were $37.6 million, representing 1% of the Company’s consolidated total assets as of December 31, 2021, total liabilities excluded from this assessment were $33.3 million, representing 2% of the Company’s consolidated total liabilities as of December 31, 2021, and total revenue excluded from this assessment was $9.6 million, representing 1% of the Company’s total revenue for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements”, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Effective February 22, 2022, we entered into new employment agreements with Scott McFarlane, Chief Executive Officer, and Alesia Pinney, Executive Vice President, Chief Legal Officer, and Secretary. The new employment agreements replace in their entirety those that expired in June 2021 and are materially similar to the prior employment agreements with each of Mr. McFarlane and Ms. Pinney.

Under Mr. McFarlane’s employment agreement, his current base salary is $575,000, increased to $600,000 effective April 1, 2022, subject to periodic review. Mr. McFarlane is eligible to receive an annual target performance-based bonus of 100% of his base salary and to participate in the Company’s employee benefit plans. In the event Mr. McFarlane’s employment is terminated by us without “cause” or by Mr. McFarlane for “good reason” (each as defined in the employment agreement), including pursuant to a change in control termination, Mr. McFarlane will be eligible to receive the following severance payments and benefits, subject to execution, and non-revocation, of a general release and waiver of claims against us in a form satisfactory to us and continued compliance with our proprietary information and inventions agreement:

•	Severance pay equal to 12 months’ base salary, provided that in the event of a change in control termination, this amount will be equal to 18 months’ base salary;
•	In the event of a change in control termination, payment of the target bonus for the year of termination, pro-rated for the number of full months worked in such calendar year;
•

COBRA continuation coverage for a period of 12 months following the last day of the month containing Mr. McFarlane’s termination, provided that coverage will be for 18 months in the event of a change in control termination (or in either case until such earlier time as Mr. McFarlane is no longer entitled to COBRA continuation coverage under the group health plan, whichever period is shorter); and

•	In the event of a change in control termination, full acceleration of time-based equity awards.

Under Ms. Pinney’s employment agreement, her current base salary is $375,000, increased to $390,000 effective April 1, 2022, subject to periodic review. Ms. Pinney is eligible to receive an annual target performance-based bonus of 60% of her base salary and to participate in the Company’s employee benefit plans. In the event Ms. Pinney’s employment is terminated by us without “cause” or by Ms. Pinney for “good reason” (each as defined in the employment agreement), including pursuant to a change in control termination, Ms. Pinney will be eligible to receive the same severance payments and benefits as above for Mr. McFarlane, except that severance pay and COBRA continuation coverage will be for 6 months outside of a change in control termination and 12 months in the event of a change in control termination. Receipt of severance benefits is subject to execution, and non-revocation, of a general release and waiver of claims against us in a form satisfactory to us and continued compliance with our proprietary information and inventions agreement.

The foregoing description of the employment agreements is qualified in their entirety by reference to the full text of the employment agreements, copies of which are attached as Exhibit 10.9 (Scott McFarlane) and Exhibit 10.10 (Alesia Pinney) to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the relevant information from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

4.3

Indenture, dated as of August 13, 2021, by and between Avalara, Inc. and The Bank of New York Mellon Trust Company, N.A., as indenture trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed August 13, 2021 (File No. 001-38525))

4.4	Form of 0.25% Convertible Senior Note due 2026 (included in Exhibit 4.3)

10.1+

Avalara, Inc. 2006 Equity Incentive Plan, as amended, and related forms of award agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.2+

Avalara, Inc. 2018 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.3*+	Avalara, Inc. 2022 Executive and Leadership Bonus Plan

10.4+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.5*+	Avalara, Inc. Equity Award Acceleration Policy, as amended and restated, effective January 25, 2022

10.6+

Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on May 7, 2021)

10.7+

Avalara, Inc. Outside Director Compensation Policy, amended and restated as of January 27, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed February 25, 2021 (File No. 001-38525))

10.8+

Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.9*+	Executive Employment Agreement between the Registrant and Scott McFarlane dated February 22, 2022

10.10*+	Executive Employment Agreement between the Registrant and Alesia Pinney dated February 22, 2022

10.11+

Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed February 28, 2020 (File No. 001-38525))

10.12+

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

10.22	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 13, 2021 (File No. 001-38525)

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalara, Inc.

Date: February 24, 2022	By:	/s/ Scott M. McFarlane
Scott M. McFarlane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott M. McFarlane	Director, Chairman, and Chief Executive Officer	February 24, 2022
Scott M. McFarlane	(Principal Executive Officer)

/s/ Ross Tennenbaum	Chief Financial Officer and Treasurer	February 24, 2022
Ross Tennenbaum	(Principal Financial Officer)

/s/ Daniel E. Manning	Chief Accounting Officer	February 24, 2022
Daniel E. Manning	(Principal Accounting Officer)

/s/ Lt. General (Ret.) Bruce Crawford	Director	February 24, 2022
Lt. General (Ret.) Bruce Crawford

/s/ Marion R. Foote	Director	February 24, 2022
Marion R. Foote

/s/ Edward A. Gilhuly	Director	February 24, 2022
Edward A. Gilhuly

/s/ William D. Ingram	Director	February 24, 2022
William D. Ingram

/s/ Marcela Martin	Director	February 24, 2022
Marcela Martin

/s/ Tami L. Reller	Director	February 24, 2022
Tami L. Reller

/s/ Brian Sharples	Director	February 24, 2022
Brian Sharples

/s/ Rajeev Singh	Director	February 24, 2022
Rajeev Singh

/s/ Srinivas Tallapragada	Director	February 24, 2022
Srinivas Tallapragada

/s/ Kathleen M. Zwickert	Director	February 24, 2022
Kathleen M. Zwickert