Form 10-K/A
period 2021-12-31
AVALARA, INC.
filed 2022-05-05
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K” or the “Original Filing”) have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Annual Report on Form 10-K/A (this “Form 10-K/A”):

Part I—Item 1A.	Risk Factors

Part II—Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8.	Financial Statements and Supplementary Data

Part II—Item 9A.	Controls and Procedures

Part IV—Item 15.	Exhibits and Financial Statement Schedules

The other Items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-K/A.

Please note that the only changes to the Original Filing are those related to the matters described below and only in the items listed above. Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend, or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with Securities and Exchange Commission (“SEC”) rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2, a new consent from the Company’s independent registered public accounting firm, and new inline XBRL tagging. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing, except as discussed in Note 16 Subsequent Events.

Avalara, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A for the year ended December 31, 2021, originally filed with the SEC on February 24, 2022 (the “Original Filing Date”), to make certain changes described below.

While preparing the financial statements for the first quarter of 2022, the Company discovered an error in its recognition of stock-based compensation expense for restricted stock units (“RSUs”).  As a result of the error, the Company under recognized stock-based compensation expense by $10.4 million in 2021, $6.1 million in 2020, and $1.7 million in 2019.

The Company’s accounting policy is to recognize stock-based compensation cost for RSUs on a straight-line basis over the period during which the participant is required to perform services in exchange for the award.  Almost all the Company’s RSU grants issued and outstanding through 2021 vest over a four-year period as follows:  20% of the shares vest on each of the one-year, two-year, and three-year anniversaries of the vesting commencement date, and the remaining 40% of the shares vest on the four-year anniversary.

The Company uses a third-party equity program administration software to track all stock awards. The Company also uses reports from this software to calculate the amount of stock-based compensation cost to recognize in each reporting period. The Company’s accounting team had selected reports that they believed were appropriate for straight-line basis expense recognition, when in fact, these reports were calculating stock-based compensation cost proportional to the vesting provisions of each RSU. Using this incorrect expense calculation resulted in the Company under-recognizing stock-based compensation cost during the first three years of the service period. In preparing the financial statements for the first quarter of 2022, the Company has determined the amounts necessary to correct previously issued financial statements to reflect stock-based compensation expense on a straight-line basis and has verified the expense reports generated from the software.

Management evaluated the quantitative and qualitative impact of this accounting error on the Company’s previously issued consolidated financial statements included in the Original Filing and concluded that the error was not material to its previously issued financial statements.

In addition, the Company re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified a control deficiency associated with the accounting error, which the Company has

i

concluded represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2021.

Accordingly, the Company is filing this Form 10-K/A to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2021. Further, included in this Form 10-K/A, the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), is amending its Report of Independent Registered Public Accounting Firm to reflect the identification of a material weakness in the Company’s internal control over financial reporting as of December 31, 2021.

As a result of the determination to file this Form 10-K/A, for the reasons outlined in the preceding paragraph, on May 4, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management of the Company, determined that the Company will also revise its consolidated financial statements for the years ended December 31, 2021, 2020, and 2019, included in the Original Filing, to correct the accounting error for all periods presented. The correction of this accounting error does not impact the Company’s previously reported revenues or cash flows during any financial statement period and does not impact total assets, total liabilities, or total shareholders’ equity.

For a more detailed impact of the correction of this accounting error, refer to Note 15 Correction of Previously Issued Consolidated Financial Statements to the consolidated financial statements of the Company included in Part II-Item 8 of this Form 10-K/A.

This Form 10-K/A includes (i) a new consent of Deloitte & Touche LLP, (ii) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable, and (iii) Exhibit 101 (Interactive Data Files) and Exhibit 104 (contained in Exhibit 101).

ii

Table of Contents

		Page
PART I
Item 1A.	Risk Factors	3

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 8.	Financial Statements	53
Item 9A.	Controls and Procedures	115

PART IV
Item 15.	Exhibits, Financial Statement Schedules	117

iii

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.

Risks Relating to Our Business and Industry

We have incurred significant operating losses in the past and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception, including net losses of $135.6 million, $55.3 million, and $52.0 million in 2021, 2020, and 2019, respectively. We had an accumulated deficit of $702.9 million as of December 31, 2021. We expect our operating expenses to continue to increase in future periods as we hire additional sales and other personnel, improve the Avalara Compliance Cloud, invest in sales and marketing initiatives, expand our international reach, and potentially acquire complementary technology and businesses. If our revenue does not increase to offset increases in our operating expenses, we may never achieve or maintain profitability. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease or slowing in the growth of the markets in which we compete, or if we fail for any reason to capitalize on growth opportunities. If these losses exceed our expectations or if our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

We have identified a material weakness in our internal control over financial reporting that resulted in immaterial errors in our financial statements. If we fail to remediate this material weakness or if we experience additional material weaknesses in the future, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.

We identified a material weakness over controls to correctly recognize stock-based compensation cost for RSUs. The control deficiency relates to the ineffective design of controls to verify the appropriate methodology selected for expense recognition when utilizing system-generated reports. For a more detailed description of the impact of the correction of this accounting error, see Note 15 to the accompanying consolidated financial statements of the Company.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate this material weakness or to avoid potential future material weaknesses. Moreover, we cannot be certain that we will not in the future have additional material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. Accordingly, there could continue to be a reasonable possibility that the material weakness we have identified, or other material weaknesses or deficiencies, could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential action by the SEC against us, shareholder lawsuits, delisting of our stock, and general damage to our reputation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in the sections of this report titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

We maintained a total gross margin of 70% in 2021, despite an increase in the proportion of revenue generated from professional services, which has a lower gross margin. Revenue from subscription and returns comprised approximately 91% of our revenue for 2021 compared to 93% of our revenue for 2020.

Operating expenses increased to $609.6 million in 2021 from $424.9 million in 2020, as we continued to make significant investments in our future growth. As a percentage of total revenue, operating expenses in 2021 were consistent with 2020. Sales and marketing expenses were $298.5 million in 2021, or 43% of total revenue, compared to $206.0 million in 2020, or 41% of total revenue reflecting our continued investments to grow and expand our business.

Our net loss was $135.6 million during 2021 compared to a net loss of $55.3 million during 2020. Operating loss was $116.9 million during 2021 compared to an operating loss of $68.1 million during 2020. Operating loss increased due primarily to a $44.2 million increase in stock-based compensation expense. Non-GAAP operating income was $5.5 million during 2021 compared to a non-GAAP operating loss of $3.1 million during 2020. For the year ended December 31, 2021, net cash provided by operating activities was $34.1 million compared to net cash provided of $42.6 million for the year ended December 31, 2020. During 2021, we generated free cash flow of $12.7 million compared to free cash flow of $34.0 million in 2020. See the section titled “Use and Reconciliation of Non-GAAP Financial Measures” for more information about our non-GAAP financial measures.

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

Results of Operations

The comparability of periods covered by our financial statements is impacted by acquisitions (see Strategic Acquisitions above).

The following sets forth our results of operations for the periods presented.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription and returns	$633,091	$465,825	$355,181
Professional services	65,886	34,744	27,240
Total revenue	698,977	500,569	382,421
Cost of revenue:
Subscription and returns	174,604	124,924	98,007
Professional services	31,740	18,865	17,522
Total cost of revenue(1)	206,344	143,789	115,529
Gross profit	492,633	356,780	266,892
Operating expenses:
Research and development(1)	171,016	121,578	82,989
Sales and marketing(1)	298,462	206,049	169,118
General and administrative(1)	140,093	97,258	72,394
Total operating expenses	609,571	424,885	324,501
Operating loss	(116,938)	(68,105)	(57,609)
Total other income (expense), net	(15,372)	4,476	6,613
Loss before income taxes	(132,310)	(63,629)	(50,996)
(Provision for) benefit from income taxes	(3,308)	8,309	(955)
Net loss	$(135,618)	$(55,320)	$(51,951)

(1)The stock-based compensation expense included above was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$11,715	$6,603	$3,352
Research and development	27,968	15,094	7,213
Sales and marketing	22,757	13,706	9,220
General and administrative	36,042	18,904	16,301
Total stock-based compensation	$98,482	$54,307	$36,086

The amortization of acquired intangibles included above was as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$9,319	$5,166	$4,854
Research and development	—	—	—
Sales and marketing	11,082	4,664	2,271
General and administrative	3,574	819	15
Total amortization of acquired intangibles	$23,975	$10,649	$7,140

The following sets forth our results of operations as a percentage of our total revenue for the periods presented.

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and returns	91%	93%	93%
Professional services	9%	7%	7%
Total revenue	100%	100%	100%
Cost of revenue:
Subscription and returns	25%	25%	26%
Professional services	5%	4%	5%
Total cost of revenue	30%	29%	30%
Gross profit	70%	71%	70%
Operating expenses:
Research and development	24%	24%	22%
Sales and marketing	43%	41%	44%
General and administrative	20%	19%	19%
Total operating expenses	87%	85%	85%
Operating loss	(17)%	(14)%	(15)%
Total other income (expense), net	(2)%	1%	2%
Loss before income taxes	(19)%	(13)%	(13)%
(Provision for) benefit from income taxes	(0)%	2%	(0)%
Net loss	(19)%	(11)%	(14)%

Year Ended December 31, 2021, as compared to the Year Ended December 31, 2020

Revenue

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$633,091	$465,825	$167,266	36%
Professional services	65,886	34,744	31,142	90%
Total revenue	$698,977	$500,569	$198,408	40%

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

Cost of Revenue

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$174,604	$124,924	$49,680	40%
Professional services	31,740	18,865	12,875	68%
Total cost of revenue	$206,344	$143,789	$62,555	44%

Cost of revenue for the year ended December 31, 2021, increased by $62.6 million, or 44%, compared to the year ended December 31, 2020. The increase in cost of revenue was due primarily to an increase of $41.2 million in employee-related costs from higher headcount, an increase of $8.0 million in software hosting costs, an increase of $6.0 million in allocated overhead cost, an increase of $4.2 million in amortization expense, and an increase of $3.0 million in depreciation expense.

Cost of revenue headcount increased approximately 31% from December 31, 2020, to December 31, 2021, due to our continued growth to support our solutions. Employee-related costs increased due primarily to a $31.1 million increase in salaries and benefits (including $18.4 million from recent acquisitions), a $5.1 million increase in stock-based compensation expense, a $3.0 million increase in compensation expense related to our bonus plans, and a $2.3 million increase in contract and temporary employee costs, partially offset by a $0.4 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer meetings and events beginning in March of 2020 because of the COVID-19 pandemic.

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

Gross Profit

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$458,487	$340,901	$117,586	34%
Professional services	34,146	15,879	18,267	115%
Total gross profit	$492,633	$356,780	$135,853	38%
Gross margin
Subscription and returns	72%	73%
Professional services	52%	46%
Total gross margin	70%	71%

Total gross profit for the year ended December 31, 2021, increased by $135.9 million, or 38%, compared to the year ended December 31, 2020. Total gross margin was 70% for the year ended December 31, 2021, compared to 71% for the same period of 2020.

Research and Development

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Research and development	$171,016	$121,578	$49,438	41%

Research and development expenses for the year ended December 31, 2021, increased by $49.4 million, or 41%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $40.4 million in employee-related costs from higher headcount, an increase of $6.0 million in software hosting and third-party purchased software costs, an increase of $2.0 million in allocated overhead cost, and an increase of $2.0 million in outside professional fees.

Research and development headcount increased approximately 39% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $24.8 million increase in salaries and benefits (including $9.4 million from recent acquisitions), an $12.9 million increase in stock-based compensation expense, a $3.1 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs. Software hosting and third-party purchased software costs increased due primarily to additional investment in tools for product analysis, development and testing activities, and tools for information technology security and reporting. Outside professional services expense increased due primarily to an increase in third-party information technology security and third-party developer services for product integrations.

Sales and Marketing

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$298,462	$206,049	$92,413	45%

Sales and marketing expenses for the year ended December 31, 2021, increased by $92.4 million, or 45%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $56.3 million in employee-related costs, an increase of $11.2 million in marketing campaign expenses, an increase of $9.8 million for partner commission expense, an increase of $6.5 million in amortization expense, an increase of $5.6 million in allocated overhead cost, an increase of $2.0 million in third-party purchased software costs, and an increase of $1.1 million in outside professional services expense.

Sales and marketing headcount increased approximately 36% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $33.8 million increase in salaries and benefits (including $7.9 million from recent acquisitions), a $9.1 million increase in stock-based compensation expense, a $7.6 million increase in sales commissions due to sales growth, a $4.9 million increase in contract and temporary employee costs, and a $2.6 million increase in compensation expense related to our bonus plans, partially offset by a $1.7 million decrease in travel costs. Travel costs decreased due primarily to minimal in-person customer activities and events for all of 2021 as a result of the COVID-19 pandemic. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, which will increase travel costs.

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

General and Administrative

	For the Year Ended December 31,		Change
	2021	2020	Amount	Percentage
	(dollars in thousands)
General and administrative	$140,093	$97,258	$42,835	44%

General and administrative expenses for the year ended December 31, 2021, increased by $42.8 million, or 44%, compared to the year ended December 31, 2020. The increase was due primarily to an increase of $31.4 million in employee-related costs, an increase of $5.5 million in outside professional services expense, an increase of $2.8 million in amortization expense, an increase of $2.6 million in third-party purchased software costs, an increase of $1.6 million in insurance expense, an increase of $1.2 million in merchant fees, partially offset by a $2.4 million decrease in non-income tax, a decrease of $0.8 million in impairment related to operating lease right-of-use assets and property and equipment, and a $0.7 million expense to settle a contract dispute in the prior year period.

General and administrative headcount increased 31% from December 31, 2020, to December 31, 2021. Employee-related costs increased due primarily to a $17.1 million increase in stock-based compensation expense, $12.3 million increase in salaries and benefits (including $2.9 million from recent acquisitions), a $1.4 million increase in contract and temporary employees, and a $1.0 million increase in compensation expense related to our bonus plans, partially offset by a $0.4 million decrease in travel costs.

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

The provision for income taxes for the year ended December 31, 2021, was $3.3 million compared to a benefit from income taxes of $8.3 million for the year ended December 31, 2020. The effective income tax rate was an expense of 2.5% for the year ended December 31, 2021, compared to a benefit of 13.1% for the year ended December 31, 2020. The effective tax rate in both periods differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax expense and decrease in effective rate is due primarily to the 2020 release of valuation allowance resulting from deferred tax liabilities recorded in purchase accounting for the TTR and Impendulo acquisitions.

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

Year Ended December 31, 2020, as compared to the Year Ended December 31, 2019

Revenue

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$465,825	$355,181	$110,644	31%
Professional services	34,744	27,240	7,504	28%
Total revenue	$500,569	$382,421	$118,148	31%

Total revenue for the year ended December 31, 2020, increased $118.1 million, or 31%, compared to the year ended December 31, 2019. Subscription and returns revenue for the year ended December 31, 2020, increased by $110.6 million, or 31%, compared to the year ended December 31, 2019. Professional services revenue for the year ended December 31, 2020, increased by $7.5 million, or 28%, compared to the year ended December 31, 2019.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the year ended December 31, 2020, compared to the same period in 2019, was due primarily to $50.8 million from existing U.S. customers, $29.4 million from new U.S. customers, $24.3 million from SST revenue growth, $6.5 million from 2020 acquisitions, and $7.9 million from revenue growth in our international operations, partially offset by $2.4 million lower interest earned on funds held from customers.

Cost of Revenue

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$124,924	$98,007	$26,917	27%
Professional services	18,865	17,522	1,343	8%
Total cost of revenue	$143,789	$115,529	$28,260	24%

Cost of revenue for the year ended December 31, 2020, increased by $28.3 million, or 24%, compared to the year ended December 31, 2019. The increase in cost of revenue was due primarily to an increase of $20.9 million in employee-related costs from higher headcount, an increase of $2.7 million in software hosting costs, an increase of $2.6 million in allocated overhead cost, an increase of $2.5 million in third-party purchased software, an increase of $1.1 million in depreciation expense, and an increase of $0.3 million in amortization expense, partially offset by a $1.3 million decrease in outside professional service expenses.

Cost of revenue headcount increased approximately 27% from December 31, 2019, to December 31, 2020. Excluding the impact of 2020 acquisitions, cost of revenue headcount increased approximately 13% due to our continued growth to support our solutions and expand content. Employee-related costs increased due primarily to a $16.0 million increase in salaries and benefits (including $2.5 million from 2020 acquisitions), a $3.3 million increase in stock-based compensation expense, a $1.6 million increase in compensation expense related to our bonus plans, and a $1.1 million increase in contract and temporary employee costs, partially offset by a $1.0 million decrease in travel costs.

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

Gross Profit

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$340,901	$257,174	$83,727	33%
Professional services	15,879	9,718	6,161	63%
Total gross profit	$356,780	$266,892	$89,888	34%
Gross margin
Subscription and returns	73%	72%
Professional services	46%	36%
Total gross margin	71%	70%

Total gross profit for the year ended December 31, 2020, increased $89.9 million, or 34%, compared to the year ended December 31, 2019. Total gross margin was 71% for the year ended December 31, 2020, compared to 70% for the same period of 2019. The increase in gross margin was due primarily to continued process automation for service offerings in our European operations, and to a lesser extent, improved service delivery and efficiency in U.S. professional services.

Research and Development

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Research and development	$121,578	$82,989	$38,589	46%

Research and development expenses for the year ended December 31, 2020, increased $38.6 million, or 46%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $33.1 million in employee-related costs from higher headcount, an increase of $3.7 million in third-party purchased software costs, and an increase of $1.6 million in allocated overhead cost.

Research and development headcount increased approximately 43% from December 31, 2019, to December 31, 2020. Excluding the impact of 2020 acquisitions, research and development headcount increased approximately 35%. Employee-related costs increased due primarily to a $23.5 million increase in salaries and benefits (including $0.6 million from 2020 acquisitions), a $7.9 million increase in stock-based compensation expense, and a $4.2 million increase in compensation expense related to our bonus plans, partially offset by a $1.5 million decrease in travel costs and a $1.0 million decrease in contract and temporary employee costs. Software costs increased due primarily to additional investment in information technology security and reporting tools and software hosting costs.

Sales and Marketing

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$206,049	$169,118	$36,931	22%

Sales and marketing expenses for the year ended December 31, 2020, increased $36.9 million, or 22%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $18.6 million in employee-related costs, an increase of $8.2 million for partner commission expense, an increase of $4.1 million in marketing campaign expenses, an increase of $2.4 million in amortization expense, an increase of $1.4 million in allocated overhead cost, an increase of $1.3 million in outside professional services expense, and an increase of $1.1 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 19% from December 31, 2019, to December 31, 2020. Excluding the impact of 2020 acquisitions, sales and marketing headcount increased approximately 15%. Employee-related costs increased due primarily to a $13.4 million increase in salaries and benefits (including $0.5 million from 2020 acquisitions), a $4.5 million increase in stock-based compensation expense, a $2.5 million increase in compensation expense related to our bonus plans, and a $1.2 million increase in contract and temporary employee costs, partially offset by a $3.3 million decrease in travel costs. Travel costs decreased due primarily to cancelling all in-person customer activities and events beginning in March of 2020 as a result of the COVID-19 pandemic.

Partner commission expense increased due primarily to higher revenues. Marketing campaign expenses increased due primarily to increased spending on brand awareness, online advertising, and outbound direct mail advertising, partially offset by a reduction in customer event spend as a result of the COVID-19 pandemic.

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

General and Administrative

	For the Year Ended December 31,		Change
	2020	2019	Amount	Percentage
	(dollars in thousands)
General and administrative	$97,258	$72,394	$24,864	34%

General and administrative expenses for the year ended December 31, 2020, increased $24.9 million, or 34%, compared to the year ended December 31, 2019. The increase was due primarily to an increase of $10.5 million in employee-related costs, an increase of $2.9 million in outside professional services expense, an increase of $2.7 million in non-income tax expense, an increase of $2.2 million in third-party purchased software costs, an increase of $1.4 million in insurance expense, a $0.8 million impairment related to operating lease right-of-use assets and property and equipment recorded in 2020, an increase of $0.8 million in merchant fees, an increase of $0.8 million in amortization expense, and an increase of $0.7 million in bad debt expense.

General and administrative headcount increased 39% from December 31, 2019, to December 31, 2020. Excluding the impact of 2020 acquisitions, general and administrative headcount increased 31%. Employee-related costs increased due primarily to a $6.3 million increase in salaries and benefits (including $0.7 million from 2020 acquisitions), a $3.1 million increase in stock-based compensation expense, and a $1.5 million increase in compensation expense related to our bonus plans, partially offset by a $0.7 million decrease in travel costs.

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

Total Other Income (Expense), Net

	For the Year Ended December 31,		Change
	2020	2019	Amount
	(dollars in thousands)
Other income (expense), net
Fair value changes in earnout liabilities	$2,325	$1,043	$1,282
Interest income	1,678	6,037	(4,359)
Interest expense	—	(289)	289
Other income (expense), net	473	(178)	651
Total other income (expense), net	$4,476	$6,613	$(2,137)

Total other income for the year ended December 31, 2020, was $4.5 million compared to $6.6 million of other income for the year ended December 31, 2019. Interest income decreased due to a decline in the interest rate earned on our cash and cash equivalents, partially offset by higher average cash balances during 2020. Other income (expense), net was $2.8 million other income for the year ended December 31, 2020, compared to $0.9 million for the same period in 2019, due primarily to changes to our earnout liabilities. We estimate the fair value of earnout liabilities related to business combinations quarterly. During the year ended December 31, 2020, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Portway, resulting in other income of $2.3 million. The fair value of the Portway acquisition earnout liability decreased due primarily to a reduction in the revenue projections used to estimate the fair value of the earnout to reflect a decrease in anticipated cross-border transactions as a result of the economic disruption caused by the COVID-19 pandemic. During the year ended December 31, 2019, the adjustments to fair value decreased the carrying value of the earnout liability for our acquisition of Indix, resulting in other income of $1.7 million, partially offset by an increase in the carrying value of the earnout liabilities for our acquisitions of Compli and Portway, which resulted in other income of $0.9 million.

(Provision for) Benefit from Income Taxes

	For the Year Ended December 31,		Change
	2020	2019	Amount
	(dollars in thousands)
(Provision for) benefit from income taxes	$8,309	$(955)	$9,264

The benefit from income taxes for the year ended December 31, 2020, was $8.3 million compared to a provision for income taxes of $1.0 million for the year ended December 31, 2019. The effective income tax rate was a benefit of 13.1% for the year ended December 31, 2020, compared to an expense of 1.9% for the year ended December 31, 2019. The effective tax rate in both periods differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in tax benefit and increase in effective rate is due primarily to the release of valuation allowance in 2020 resulting from deferred tax liabilities recorded in purchase accounting for the TTR and Impendulo acquisitions.

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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the periods presented, and the effect of correcting the accounting error on each of our previously issued quarterly consolidated statements of operations. The data below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K/A and reflect all necessary adjustments, consisting of normal recurring adjustments and the immaterial corrections of errors described in Note 15, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following quarterly financial data should be read in conjunction with our audited financial statements and related notes included elsewhere in this report.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2021	2021	2021	2021
	(in thousands, except per share data)
Revenue:
Subscription and returns	$177,094	$164,237	$152,442	$139,318
Professional services	18,048	16,930	16,625	14,283
Total revenue	195,142	181,167	169,067	153,601
Cost of revenue:
Subscription and returns	49,847	45,247	41,477	38,033
Professional services	9,116	8,325	7,836	6,463
Total cost of revenue(1)	58,963	53,572	49,313	44,496
Gross profit	136,179	127,595	119,754	109,105
Operating expenses:
Research and development(1)	46,817	43,691	41,234	39,274
Sales and marketing(1)	84,766	76,952	72,651	64,093
General and administrative(1)	36,130	36,651	36,113	31,199
Total operating expenses	167,713	157,294	149,998	134,566
Operating loss	(31,534)	(29,699)	(30,244)	(25,461)
Total other income (expense), net	(5,229)	(6,955)	(938)	(2,250)
Loss before income taxes	(36,763)	(36,654)	(31,182)	(27,711)
(Provision for) benefit from income taxes	(1,709)	610	148	(2,357)
Net loss	$(38,472)	$(36,044)	$(31,034)	$(30,068)
Net loss per share attributable to common shareholders, basic and diluted	$(0.44)	$(0.42)	$(0.36)	$(0.35)
Weighted average shares of common stock outstanding, basic and diluted	86,796	86,530	86,090	85,436
(1)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2021	2021	2021	2021
	(in thousands)
Cost of revenue	$3,336	$3,265	$3,082	$2,032
Research and development	8,021	7,351	7,192	5,404
Sales and marketing	6,214	6,533	5,955	4,055
General and administrative	8,619	9,667	10,390	7,366
Total stock-based compensation	$26,190	$26,816	$26,619	$18,857

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2021	2021	2021	2021
	(in thousands)
Cost of revenue	$2,591	$2,314	$2,394	$2,020
Research and development	—	—	—	—
Sales and marketing	3,541	3,096	2,905	1,540
General and administrative	889	930	894	861
Total amortization of acquired intangibles	$7,021	$6,340	$6,193	$4,421
	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020
	(in thousands, except per share data)
Revenue:
Subscription and returns	$132,567	$119,193	$108,519	$105,546
Professional services	12,193	8,686	7,968	5,897
Total revenue	144,760	127,879	116,487	111,443
Cost of revenue:
Subscription and returns	35,085	31,318	28,944	29,577
Professional services	5,729	3,799	4,584	4,753
Total cost of revenue(1)	40,814	35,117	33,528	34,330
Gross profit	103,946	92,762	82,959	77,113
Operating expenses:
Research and development(1)	35,150	32,999	27,313	26,116
Sales and marketing(1)	60,416	49,534	46,462	49,637
General and administrative(1)	30,006	24,501	20,905	21,846
Total operating expenses	125,572	107,034	94,680	97,599
Operating loss	(21,626)	(14,272)	(11,721)	(20,486)
Total other income (expense), net	(605)	221	46	4,814
Loss before income taxes	(22,231)	(14,051)	(11,675)	(15,672)
(Provision for) benefit from income taxes	9,256	(393)	(137)	(417)
Net loss	$(12,975)	$(14,444)	$(11,812)	$(16,089)
Net loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.18)	$(0.15)	$(0.21)
Weighted average shares of common stock outstanding, basic and diluted	84,767	82,288	78,924	77,904
(1)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020
	(in thousands)
Cost of revenue	$1,880	$1,776	$1,675	$1,272
Research and development	4,664	4,218	3,549	2,663
Sales and marketing	3,876	3,634	3,378	2,818
General and administrative	4,895	4,908	5,317	3,784
Total stock-based compensation	$15,315	$14,536	$13,919	$10,537

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2020	2020	2020	2020
	(in thousands)
Cost of revenue	$1,864	$1,007	$1,065	$1,230
Research and development	—	—	—	—
Sales and marketing	3,061	447	549	607
General and administrative	807	4	4	4
Total amortization of acquired intangibles	$5,732	$1,458	$1,618	$1,841
	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Revenue:
Subscription and returns	$99,956	$91,986	$85,008	$78,231
Professional services	7,671	6,539	6,291	6,739
Total revenue	107,627	98,525	91,299	84,970
Cost of revenue:
Subscription and returns	28,354	25,693	23,016	20,944
Professional services	4,609	4,176	4,415	4,322
Total cost of revenue(1)	32,963	29,869	27,431	25,266
Gross profit	74,664	68,656	63,868	59,704
Operating expenses:
Research and development(1)	25,840	22,092	19,211	15,846
Sales and marketing(1)	46,479	41,446	41,902	39,291
General and administrative(1)	18,453	20,784	17,943	15,214
Total operating expenses	90,772	84,322	79,056	70,351
Operating loss	(16,108)	(15,666)	(15,188)	(10,647)
Total other income (expense), net	3,342	1,935	728	608
Loss before income taxes	(12,766)	(13,731)	(14,460)	(10,039)
(Provision for) benefit from income taxes	(326)	(341)	(172)	(116)
Net loss	$(13,092)	$(14,072)	$(14,632)	$(10,155)
Net loss per share attributable to common shareholders, basic and diluted	$(0.17)	$(0.18)	$(0.20)	$(0.15)
Weighted average shares of common stock outstanding, basic and diluted	77,147	76,156	71,568	68,381
(1)	The stock-based compensation expense included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019

Cost of revenue	$929	$919	$804	$700
Research and development	2,187	2,002	1,842	1,182
Sales and marketing	2,494	2,318	2,267	2,141
General and administrative	3,606	5,451	4,906	2,338
Total stock-based compensation	$9,216	$10,690	$9,819	$6,361

The amortization of acquired intangibles included above was as follows:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2019	2019	2019	2019
	(in thousands)
Cost of revenue	$1,219	$1,235	$1,230	$1,170
Research and development	—	—	—	—
Sales and marketing	618	605	543	505
General and administrative	4	4	4	3
Total amortization of acquired intangibles	$1,841	$1,844	$1,777	$1,678

Consolidated Statement of Operations Information
(in thousands, except per share data)

	Three Months Ended
	Dec 31, 2021			Sep 30, 2021			Jun 30, 2021			Mar 31, 2021
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Cost of revenue: subscription and returns	$49,444	$403	$49,847	$44,824	$423	$45,247	$40,983	$494	$41,477	$38,163	$(130)	$38,033
Cost of revenue: professional services	9,002	114	9,116	8,216	109	8,325	7,692	144	7,836	6,508	(45)	6,463
Total cost of revenue	58,446	517	58,963	53,040	532	53,572	48,675	638	49,313	44,671	(175)	44,496
Gross profit	136,696	(517)	136,179	128,127	(532)	127,595	120,392	(638)	119,754	108,930	175	109,105
Research and development	45,550	1,267	46,817	42,574	1,117	43,691	40,111	1,123	41,234	39,156	118	39,274
Sales and marketing	83,938	828	84,766	75,867	1,085	76,952	71,897	754	72,651	64,304	(211)	64,093
General and administrative	35,319	811	36,130	35,887	764	36,651	35,244	869	36,113	30,851	348	31,199
Total operating expenses	164,807	2,906	167,713	154,328	2,966	157,294	147,252	2,746	149,998	134,311	255	134,566
Operating loss	(28,111)	(3,423)	(31,534)	(26,201)	(3,498)	(29,699)	(26,860)	(3,384)	(30,244)	(25,381)	(80)	(25,461)
Loss before income taxes	(33,340)	(3,423)	(36,763)	(33,156)	(3,498)	(36,654)	(27,798)	(3,384)	(31,182)	(27,631)	(80)	(27,711)
Net loss	(35,049)	(3,423)	(38,472)	(32,546)	(3,498)	(36,044)	(27,650)	(3,384)	(31,034)	(29,988)	(80)	(30,068)
Net loss per share attributable to common shareholders, basic and diluted	(0.40)	(0.04)	(0.44)	(0.38)	(0.04)	(0.42)	(0.32)	(0.04)	(0.36)	(0.35)	—	(0.35)

Consolidated Statement of Operations Information
(in thousands, except per share data)

	Three Months Ended
	Dec 31, 2020			Sep 30, 2020			Jun 30, 2020			Mar 31, 2020
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Cost of revenue: subscription and returns	$34,882	$203	$35,085	$31,155	$163	$31,318	$28,779	$165	$28,944	$29,517	$60	$29,577
Cost of revenue: professional services	5,697	32	5,729	3,777	22	3,799	4,551	33	4,584	4,737	16	4,753
Total cost of revenue	40,579	235	40,814	34,932	185	35,117	33,330	198	33,528	34,254	76	34,330
Gross profit	104,181	(235)	103,946	92,947	(185)	92,762	83,157	(198)	82,959	77,189	(76)	77,113
Research and development	34,457	693	35,150	32,562	437	32,999	26,844	469	27,313	25,847	269	26,116
Sales and marketing	59,759	657	60,416	49,057	477	49,534	46,040	422	46,462	49,634	3	49,637
General and administrative	29,647	359	30,006	23,885	616	24,501	20,322	583	20,905	21,388	458	21,846
Total operating expenses	123,863	1,709	125,572	105,504	1,530	107,034	93,206	1,474	94,680	96,869	730	97,599
Operating loss	(19,682)	(1,944)	(21,626)	(12,557)	(1,715)	(14,272)	(10,049)	(1,672)	(11,721)	(19,680)	(806)	(20,486)
Loss before income taxes	(20,287)	(1,944)	(22,231)	(12,336)	(1,715)	(14,051)	(10,003)	(1,672)	(11,675)	(14,866)	(806)	(15,672)
Net loss	(11,031)	(1,944)	(12,975)	(12,729)	(1,715)	(14,444)	(10,140)	(1,672)	(11,812)	(15,283)	(806)	(16,089)
Net loss per share attributable to common shareholders, basic and diluted	(0.13)	(0.02)	(0.15)	(0.15)	(0.03)	(0.18)	(0.13)	(0.02)	(0.15)	(0.20)	(0.01)	(0.21)

Consolidated Statement of Operations Information
(in thousands, except per share data)

	Three Months Ended
	Dec 31, 2019			Sep 30, 2019			Jun 30, 2019			Mar 31, 2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Cost of revenue: subscription and returns	$28,287	$67	$28,354	$25,621	$72	$25,693	$22,938	$78	$23,016	$20,978	$(34)	$20,944
Cost of revenue: professional services	4,592	17	4,609	4,157	19	4,176	4,397	18	4,415	4,329	(7)	4,322
Total cost of revenue	32,879	84	32,963	29,778	91	29,869	27,335	96	27,431	25,307	(41)	25,266
Gross profit	74,748	(84)	74,664	68,747	(91)	68,656	63,964	(96)	63,868	59,663	41	59,704
Research and development	25,619	221	25,840	21,871	221	22,092	18,996	215	19,211	15,956	(110)	15,846
Sales and marketing	46,310	169	46,479	41,263	183	41,446	41,742	160	41,902	39,319	(28)	39,291
General and administrative	18,154	299	18,453	20,511	273	20,784	18,019	(76)	17,943	15,234	(20)	15,214
Total operating expenses	90,083	689	90,772	83,645	677	84,322	78,757	299	79,056	70,509	(158)	70,351
Operating loss	(15,335)	(773)	(16,108)	(14,898)	(768)	(15,666)	(14,793)	(395)	(15,188)	(10,846)	199	(10,647)
Loss before income taxes	(11,993)	(773)	(12,766)	(12,963)	(768)	(13,731)	(14,065)	(395)	(14,460)	(10,238)	199	(10,039)
Net loss	(12,319)	(773)	(13,092)	(13,304)	(768)	(14,072)	(14,237)	(395)	(14,632)	(10,354)	199	(10,155)
Net loss per share attributable to common shareholders, basic and diluted	(0.16)	(0.01)	(0.17)	(0.17)	(0.01)	(0.18)	(0.20)	—	(0.20)	(0.15)	—	(0.15)

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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$206,344	$143,789	$115,529
Stock-based compensation expense	(11,715)	(6,603)	(3,352)
Amortization of acquired intangibles	(9,319)	(5,166)	(4,854)
Non-GAAP Cost of Revenue	$185,310	$132,020	$107,323

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$492,633	$356,780	$266,892
Stock-based compensation expense	11,715	6,603	3,352
Amortization of acquired intangibles	9,319	5,166	4,854
Non-GAAP Gross Profit	$513,667	$368,549	$275,098

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	71%	70%
Stock-based compensation expense as a percentage of revenue	2%	1%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%
Non-GAAP Gross Margin	73%	74%	72%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$171,016	$121,578	$82,989
Stock-based compensation expense	(27,968)	(15,094)	(7,213)
Amortization of acquired intangibles	—	—	—
Non-GAAP Research and Development Expense	$143,048	$106,484	$75,776

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$298,462	$206,049	$169,118
Stock-based compensation expense	(22,757)	(13,706)	(9,220)
Amortization of acquired intangibles	(11,082)	(4,664)	(2,271)
Non-GAAP Sales and Marketing Expense	$264,623	$187,679	$157,627

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$140,093	$97,258	$72,394
Stock-based compensation expense	(36,042)	(18,904)	(16,301)
Amortization of acquired intangibles	(3,574)	(819)	(15)
Non-GAAP General and Administrative Expense	$100,477	$77,535	$56,078

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(116,938)	$(68,105)	$(57,609)
Stock-based compensation expense	98,482	54,307	36,086
Amortization of acquired intangibles	23,975	10,649	7,140
Non-GAAP Operating Income (Loss)	$5,519	$(3,149)	$(14,383)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(135,618)	$(55,320)	$(51,951)
Stock-based compensation expense	98,482	54,307	36,086
Amortization of acquired intangibles	23,975	10,649	7,140
Non-GAAP Net Income (Loss)	$(13,161)	$9,636	$(8,725)

Free cash flow:
Net cash provided by operating activities	$34,118	$42,618	$22,150
Less: Purchases of property and equipment	(7,659)	(4,501)	(7,885)
Less: Capitalized software development costs	(13,764)	(4,159)	(2,295)
Free cash flow	$12,695	$33,958	$11,970

The following table reflects calculated billings and reconciles to GAAP revenues.

	Three Months Ended
	Dec 31, 2021 (1)	Sep 30, 2021 (1)	Jun 30, 2021 (1)	Mar 31, 2021	Dec 31, 2020 (1)	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
	(in thousands)
Total revenue	$195,142	$181,167	$169,067	$153,601	$144,760	$127,879	$116,487	$111,443
Add:
Deferred revenue (end of period)	282,955	257,883	239,395	225,531	209,690	180,640	167,719	165,369
Contract liabilities (end of period)	6,918	8,597	11,406	12,466	10,134	7,673	6,195	6,330
Less:
Deferred revenue (beginning of period)	(257,883)	(239,395)	(225,531)	(209,690)	(180,640)	(167,719)	(165,369)	(161,241)
Contract liabilities (beginning of period)	(8,597)	(11,406)	(12,466)	(10,134)	(7,673)	(6,195)	(6,330)	(5,197)
Deferred revenue and contract liabilities assumed in business combinations	(747)	(430)	(886)	—	(9,194)	—	—	—
Calculated billings	$217,788	$196,416	$180,985	$171,774	$167,077	$142,278	$118,702	$116,704

(1)	These quarters include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue and contract liabilities assumed in business combinations.

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

If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously. For 2021, 2020, and 2019, stock-based compensation expense was $98.5 million, $54.3 million, and $36.1 million, respectively. As of December 31, 2021, we had approximately $11.1 million of total unrecognized stock-based compensation expense related to stock options, $220.5 million of unrecognized stock-based compensation expense related to RSUs, $19.9 million of unrecognized stock-based compensation expense related to PSUs, and $0.4 million of unrecognized stock-based compensation expense related to the ESPP, which we expect to recognize over a period of approximately 1.6 years, 2.9 years, 1.9 years, and one month, respectively.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022 (May 5, 2022 as to the effects of the material weakness described therein), expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

/s/ Deloitte & Touche LLP

Seattle, Washington

February 24, 2022 (May 5, 2022, as to Note 15 and Note 16 to the financial statements)

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avalara, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avalara, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022 (May 5, 2022, as to Note 15 and Note 16 to the financial statements), expressed an unqualified opinion on those financial statements.

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

The following material weakness has been identified and included in management’s assessment:

The Company lacked adequate controls to correctly recognize stock-based compensation cost for RSUs. The control deficiency relates to the ineffective design of controls to verify the appropriate methodology selected for expense recognition when utilizing system-generated reports.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 24, 2022 (May 5, 2022, as to the material weakness)

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,514,064	$673,593
Restricted cash	37,700	19,953
Trade accounts receivable—net of allowance for doubtful accounts of $5,803 and $3,983, respectively	114,248	75,857
Deferred commissions	16,364	12,245
Prepaid expenses and other current assets	29,267	20,098
Total current assets before customer fund assets	1,711,643	801,746
Funds held from customers	62,509	30,598
Receivable from customers—net of allowance of $439 and $593, respectively	1,472	563
Total current assets	1,775,624	832,907
Noncurrent assets:
Restricted cash	—	37,700
Deferred commissions	52,155	38,625
Operating lease right-of-use assets—net	44,385	52,320
Property and equipment—net	46,464	34,713
Intangible assets—net	96,818	86,513
Goodwill	672,381	513,234
Other noncurrent assets	10,704	6,321
Total assets	$2,698,531	$1,602,333
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$16,683	$20,280
Accrued expenses	109,792	84,532
Deferred revenue	280,816	208,026
Accrued purchase price related to acquisitions	51,476	22,473
Accrued earnout liabilities	33,151	749
Operating lease liabilities	11,453	11,339
Total current liabilities before customer fund obligations	503,371	347,399
Customer fund obligations	64,302	31,549
Total current liabilities	567,673	378,948
Noncurrent liabilities:
Convertible senior notes—net	961,259	—
Deferred revenue	2,139	1,664
Accrued purchase price related to acquisitions	7,988	49,057
Accrued earnout liabilities	81,485	34,468
Operating lease liabilities	45,614	56,625
Deferred tax liability	5,158	1,031
Other noncurrent liabilities	761	380
Total liabilities	1,672,077	522,173
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at December 31, 2021, and December 31, 2020, and 20,000 shares authorized as of December 31, 2021, and December 31, 2020	—	—
Common stock, $0.0001 par value – 87,087 and 85,058 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively, and 600,000 shares authorized as of December 31, 2021, and December 31, 2020	9	9
Additional paid-in capital	1,732,742	1,648,741
Accumulated other comprehensive loss	(3,428)	(1,339)
Accumulated deficit	(702,869)	(567,251)
Total shareholders’ equity	1,026,454	1,080,160
Total liabilities and shareholders' equity	$2,698,531	$1,602,333

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and returns	$633,091	$465,825	$355,181
Professional services	65,886	34,744	27,240
Total revenue	698,977	500,569	382,421
Cost of revenue:
Subscription and returns	174,604	124,924	98,007
Professional services	31,740	18,865	17,522
Total cost of revenue	206,344	143,789	115,529
Gross profit	492,633	356,780	266,892
Operating expenses:
Research and development	171,016	121,578	82,989
Sales and marketing	298,462	206,049	169,118
General and administrative	140,093	97,258	72,394
Total operating expenses	609,571	424,885	324,501
Operating loss	(116,938)	(68,105)	(57,609)
Other income (expense):
Fair value changes in earnout liabilities	(12,231)	2,325	1,043
Interest income	108	1,678	6,037
Interest expense	(2,311)	—	(289)
Other income (expense), net	(938)	473	(178)
Total other income (expense), net	(15,372)	4,476	6,613
Loss before income taxes	(132,310)	(63,629)	(50,996)
(Provision for) benefit from income taxes	(3,308)	8,309	(955)
Net loss	$(135,618)	$(55,320)	$(51,951)

Net loss per share attributable to common shareholders, basic and diluted	$(1.57)	$(0.68)	$(0.71)
Weighted average shares of common stock outstanding, basic and diluted	86,263	80,985	73,345

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net loss	$(135,618)	$(55,320)	$(51,951)
Other comprehensive (loss) income — Foreign currency translation	(2,089)	1,380	(374)
Total comprehensive loss	$(137,707)	$(53,940)	$(52,325)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	66,768,563	$7	$599,493	$(2,345)	$(487,602)	$109,553
Proceeds from common stock offering, net of underwriting discounts	4,133,984		274,705			274,705
Public offering costs			(1,198)			(1,198)
Impact of adoption of new accounting pronouncements - ASC 606					27,622	27,622
Exercise of stock options	5,924,142	1	58,019			58,020
Shares tendered for cashless redemption of stock-based awards	(16,517)		(1,183)			(1,183)
Vesting of restricted stock units	52,827					—
Stock-based compensation expense			36,137			36,137
Shares issued under employee stock purchase plan	506,897		12,293			12,293
Shares issued to purchase intangible assets	77,724		98			98
Loss on translation adjustment				(374)		(374)
Net loss					(51,951)	(51,951)
Balance at December 31, 2019	77,447,620	$8	$978,364	$(2,719)	$(511,931)	$463,722
Proceeds from common stock offering, net of underwriting discounts	4,527,558	1	556,311			556,312
Public offering costs			(701)			(701)
Exercise of stock options	2,518,572		39,946			39,946
Vesting of restricted stock units	308,754					—
Stock-based compensation expense			54,707			54,707
Shares issued under employee stock purchase plan	157,705		11,337			11,337
Shares issued related to business combination earnouts	89,318		7,500			7,500
Shares issued to purchase intangible assets	1,191		87			87
Shares issued for acquisitions of businesses	7,009		1,190			1,190
Gain on translation adjustment				1,380		1,380
Net loss					(55,320)	(55,320)
Balance at December 31, 2020	85,057,727	$9	1,648,741	$(1,339)	$(567,251)	$1,080,160
Exercise of stock options	1,223,395		21,779			21,779
Vesting of restricted stock units	524,246					—
Stock-based compensation expense			100,073			100,073
Shares issued under employee stock purchase plan	116,881		14,446			14,446
Shares issued for acquisitions of businesses	164,416		22,971			22,971
Purchase of capped calls			(75,268)			(75,268)
Loss on translation adjustment				(2,089)		(2,089)
Net loss					(135,618)	(135,618)
Balance at December 31, 2021	87,086,665	$9	1,732,742	$(3,428)	$(702,869)	$1,026,454

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(135,618)	$(55,320)	$(51,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	98,482	54,307	36,086
Depreciation and amortization	36,526	20,233	15,807
Amortization of debt issuance costs	1,367	—	—
Asset impairments	—	794	—
Impairment of capitalized cloud computing costs	667	—	—
Deferred income tax expense (benefit)	1,128	(9,419)	(223)
Non-cash operating lease costs	9,549	8,111	5,000
Fair value changes in earnout liabilities	12,231	(2,325)	(1,043)
Non-cash bad debt expense	1,801	2,063	1,367
Other	(783)	(230)	104
Changes in operating assets and liabilities:
Trade accounts receivable	(36,053)	(17,921)	(12,862)
Prepaid expenses and other current assets	(10,986)	(3,333)	(3,544)
Deferred commissions	(17,648)	(12,454)	(19,149)
Other noncurrent assets	(4,362)	(2,843)	(1,265)
Trade payables	(4,240)	8,026	5,783
Accrued expenses	22,646	23,979	16,246
Deferred revenue	71,406	39,254	37,558
Operating lease liabilities	(11,995)	(10,304)	(5,764)
Net cash provided by operating activities	34,118	42,618	22,150
Cash flows from investing activities:
Purchase of property and equipment	(7,659)	(4,501)	(7,885)
Capitalized software development costs	(13,764)	(4,159)	(2,295)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(76,646)	(368,198)	(30,310)
Cash paid for acquired intangible assets	(1,900)	(1,200)	(139)
Cash paid for purchases of customer fund available-for-sale securities	(381)	—	—
Net cash used in investing activities	(100,350)	(378,058)	(40,629)
Cash flows from financing activities:
Proceeds from common stock offering, net of underwriting discounts	—	556,312	274,705
Payments of deferred financing costs	—	(686)	(555)
Proceeds from convertible senior notes	977,500	—	—
Payments of debt issuance costs	(17,609)	—	—
Purchase of capped calls	(75,268)	—	—
Proceeds from exercise of stock options	21,779	39,946	58,019
Proceeds from purchases of stock under employee stock purchase plan	14,446	11,337	12,293
Taxes paid related to net share settlement of stock-based awards	—	—	(1,183)
Acquisition-related post-closing payments	(20,821)	(2,763)	—
Payments related to business combination earnouts	(33)	(3,760)	(375)
Payments related to asset acquisition earnouts	(1,266)	(65)	—
Payments on financed asset purchases	(104)	—	—
Net increase in customer fund obligations	20,288	5,738	11,506
Net cash provided by financing activities	918,912	606,059	354,410
Foreign currency effect	(621)	(108)	(33)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	852,059	270,511	335,898
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	761,844	491,333	155,435
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,613,903	$761,844	$491,333

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

Risks and Uncertainties

The Company has incurred significant operating losses since its inception, including net losses of $135.6 million, $55.3 million, and $52.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had an accumulated deficit of $702.9 million and $567.3 million as of December 31, 2021, and 2020, respectively. The Company believes that its cash and cash equivalents of $1.5 billion as of December 31, 2021, is adequate to satisfy its current obligations.

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

	December 31,	December 31,
	2021	2020
Funds held from customers (current assets):
Restricted cash equivalents - Company	$13	$30,598
Restricted cash equivalents - Customer Trust	62,126	—
Available-for-sale securities - Customer Trust	370	—
Funds held from customers	$62,509	$30,598
Customer fund obligations (current liabilities):

Customer fund obligations - Company	$64,302	$31,549
Customer fund obligations	$64,302	$31,549

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

The following table provides summary information of our assumptions used to calculate the estimated earnout liabilities related to 2021 and 2020 acquisitions (in thousands):

							Balance as of	Balance as of
Acquisition	Year of Acquisition	Earnout Target	Method	Earnout Period	Discount Rate		December 31, 2021	December 31, 2020
CrowdReason	2021	Specific revenue growth thresholds through October 2024, a cap of $30.0 million is available; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	October 2024	3.5%	(a)	$26,320	$—
Track1099	2021	Specific revenue growth thresholds through April 2023, with a cap of $12.5 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	April 2023	4.0%	(a)	7,880	—
Davo	2021	Specific revenue growth thresholds through March 2023, with no cap; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	March 2023	7.0%	(a)	35,885	—
TTR	2020	Specific revenue growth thresholds through December 2022,with cap of $26.4 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	December 2022	15.0%	(a)	24,830	15,740
Business Licenses	2020	Achievement of certain performance metrics through November 2024, with cap of $20.7 million; to be settled in common stock.	Scenario-based approach	November 2024	4.8%	(b)	19,063	18,728
Balance end of period							$113,978	$34,468

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

	For the Year Ended December 31,
	2021	2020
Total revenue	$711,047	$552,886
Pre-tax loss	(134,813)	(70,457)

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

7. Intangible Assets

Intangible assets consisted of the following (in thousands):

		December 31, 2021
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$4,500	$(1,816)	$2,684
Customer relationships	3 to 10	75,188	(23,795)	51,393
Developed technology (1)	3 to 8	72,723	(37,333)	35,390
Noncompetition agreements	3 to 5	6,452	(1,725)	4,727
Tradename and trademarks	1 to 4	7,267	(4,643)	2,624
		$166,130	$(69,312)	$96,818

(1)	Developed technology intangible assets include IPR&D of $0.4 million as of December 31, 2021, which is not subject to amortization.

		December 31, 2020
	Average Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$5,800	$(937)	$4,863
Customer relationships	3 to 10	64,302	(14,890)	49,412
Developed technology (1)	3 to 8	52,144	(27,646)	24,498
Noncompetition agreements	3 to 5	3,062	(766)	2,296
Tradename and trademarks	1 to 4	6,679	(1,235)	5,444
		$131,987	$(45,474)	$86,513

(1)	Developed technology intangible assets include IPR&D of $0.6 million as of December 31, 2020, which is not subject to amortization.

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Stock-based compensation cost:
Stock options	$11,966	$15,402	$16,489
Restricted stock units	67,501	35,318	16,322
Performance share units	16,011	—	—
Employee stock purchase plan	4,595	3,987	3,326
Total stock-based compensation cost	$100,073	$54,707	$36,137

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

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date. The vesting period of each RSU grant is generally four years for employees and one year for non-employee directors. As of December 31, 2021, $220.5 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 2.9 years.

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

For the years ended December 31, 2021, 2020, and 2019, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

		For the Year Ended December 31,
	2021	2020	2019
Fair market value of common stock	$152.35 to $166.84	$87.23 to $138.83	$40.60 to $82.12
Volatility	31% to 34%	32% to 49%	40%
Expected term	0.5 years	0.5 years	0.5 years
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	0.06% to 0.08%	0.11% to 1.54%	2.04% to 2.59%

13. Income Taxes

Domestic and foreign components of loss before income tax are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Domestic	$(102,799)	$(39,831)	$(31,571)
Foreign	(29,511)	(23,798)	(19,425)
Total	$(132,310)	$(63,629)	$(50,996)

Major components of the income tax (provision) benefit are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,180)	(1,110)	(1,178)
Total current income tax provision	(2,180)	(1,110)	(1,178)
Deferred:
Federal	(1,746)	6,790	(90)
State	(526)	1,657	(53)
Foreign	1,144	972	366
Total deferred income tax (provision) benefit	(1,128)	9,419	223
Total	$(3,308)	$8,309	$(955)

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

Reconciliation of (Provision for) Benefit from Income Taxes

Major differences between the U.S. statutory rate of 21% and the effective tax rate are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	$27,785	$13,362	$10,709
State taxes	4,847	1,575	1,999
Research and development credits	3,993	2,960	2,285
Stock-based compensation	47,413	56,623	67,609
Impact of foreign operations	2,790	362	(1,363)
Change in valuation allowance	(88,272)	(66,877)	(80,607)
Other	(1,864)	304	(1,587)
Total	$(3,308)	$8,309	$(955)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$315,482	$240,048
Stock-based compensation	22,561	12,201
Deferred revenue	682	—
Research and development credit, net of uncertain tax position reserve	13,543	9,284
Operating lease liabilities	14,498	16,237
Other	14,191	11,016
Total deferred tax assets	380,957	288,786
Deferred tax liabilities:
Deferred commissions	(17,208)	(12,288)
Operating lease right-of-use assets	(11,331)	(12,243)
Property and equipment	(6,625)	(4,458)
Definite-lived intangibles	(5,073)	(8,278)
Indefinite-lived intangibles	(4,433)	(3,127)
Deferred revenue	—	(322)
Other	(86)	(193)
Total deferred tax liabilities	(44,756)	(40,909)
Net deferred tax assets before valuation allowance	336,201	247,877
Valuation allowance	(340,113)	(248,315)
Net deferred tax liability	$(3,912)	$(438)

The following tables summarizes the Company's net operating loss and research credit carryforwards (dollars in thousands):

	December 31, 2021	Year Expiration Begins (if not utilized)
Federal net operating loss carryforwards generated 2017 and prior	$288,052	2025
Federal net operating loss carryforwards generated after 2017	857,522	Non-expiring
Total Federal net operating loss carryforwards	1,145,574
State net operating loss carryforwards	790,264	2022
Foreign net operating loss carryforwards	110,463	Non-expiring
Federal research & development credits	21,890	2030
State research & development credits	1,191	2040
Foreign research & development credits	378	2039

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common shareholders	$(135,618)	$(55,320)	$(51,951)
Denominator:
Weighted-average common shares outstanding-basic	86,263	80,985	73,345
Dilutive effect of share equivalents resulting from stock options, RSUs, PSUs, ESPP shares, and convertible senior notes (if converted)	—	—	—
Weighted-average common shares outstanding-diluted	86,263	80,985	73,345
Net loss per common share, basic and diluted	$(1.57)	$(0.68)	$(0.71)

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

15. Correction of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of December 31, 2021, and 2020 and for each of the three years in the period ended December 31, 2021 (the “previously issued financial statements”), management identified an error in the Company’s historical recognition of stock-based compensation cost for RSUs. The Company’s accounting policy is to recognize stock-based compensation cost for RSUs on a straight-line basis over the period during which the participant is required to perform services in exchange for the award. Almost all the Company’s RSU grants issued and outstanding through 2021 vest over a four-year period as follows:  20% of the shares vest on each of the one-year, two-year, and three-year anniversaries of the vesting commencement date, and the remaining 40% of the shares vest on the four-year anniversary. While preparing the Company’s financial statements for the first quarter of 2022, management discovered that instead of recognizing expense for these RSUs on straight-line basis, the Company had incorrectly recognized stock-based compensation cost proportional to the vesting provisions of the RSU. Using this incorrect expense calculation resulted in the Company under-recognizing stock-based compensation expense during the first three years of the service period. As a result of the error, the Company under recognized stock-based compensation expense by $10.4 million in 2021, $6.1 million in 2020, and $1.7 million in 2019.

Management evaluated the quantitative and qualitative impact of this accounting error and concluded it was not material to the Company’s previously issued financial statements. Notwithstanding this conclusion, the Company has revised the accompanying consolidated financial statements and related notes included herein to correct this accounting error in all periods presented, as well as the accompanying footnotes affected by the accounting error. These corrections include revisions to Note 12 Equity Incentive Plans and Note 13 Income Taxes. The correction of this accounting error does not impact the Company’s previously reported revenues or cash flows during any financial statement period and does not impact total assets, total liabilities, or total shareholders’ equity.

The following tables present the effect of correcting the accounting error on the Company’s previously issued financial statements:

Consolidated Balance Sheet Information
(In thousands)
	December 31,			December 31,
	2021			2020
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Additional paid-in capital	$1,714,483	$18,259	$1,732,742	$1,640,867	$7,874	$1,648,741
Accumulated deficit	(684,610)	(18,259)	(702,869)	(559,377)	(7,874)	(567,251)

Consolidated Statement of Operations Information
(In thousands, except per share data)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021			2020			2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Cost of revenue: subscription and returns	$173,414	$1,190	$174,604	$124,333	$591	$124,924	$97,824	$183	$98,007
Cost of revenue: professional services	31,418	322	31,740	18,762	103	18,865	17,475	47	17,522
Total cost of revenue	204,832	1,512	206,344	143,095	694	143,789	115,299	230	115,529
Gross profit	494,145	(1,512)	492,633	357,474	(694)	356,780	267,122	(230)	266,892
Research and development	167,391	3,625	171,016	119,710	1,868	121,578	82,442	547	82,989
Sales and marketing	296,006	2,456	298,462	204,490	1,559	206,049	168,634	484	169,118
General and administrative	137,301	2,792	140,093	95,242	2,016	97,258	71,918	476	72,394
Total operating expenses	600,698	8,873	609,571	419,442	5,443	424,885	322,994	1,507	324,501
Operating loss	(106,553)	(10,385)	(116,938)	(61,968)	(6,137)	(68,105)	(55,872)	(1,737)	(57,609)
Loss before income taxes	(121,925)	(10,385)	(132,310)	(57,492)	(6,137)	(63,629)	(49,259)	(1,737)	(50,996)
Net loss	(125,233)	(10,385)	(135,618)	(49,183)	(6,137)	(55,320)	(50,214)	(1,737)	(51,951)
Net loss per share attributable to common shareholders, basic and diluted	(1.45)	(0.12)	(1.57)	(0.61)	(0.07)	(0.68)	(0.68)	(0.03)	(0.71)

Consolidated Statement of Comprehensive Loss Information
(In thousands)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021			2020			2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Net loss	$(125,233)	$(10,385)	$(135,618)	$(49,183)	$(6,137)	$(55,320)	$(50,214)	$(1,737)	$(51,951)
Total comprehensive loss	(127,322)	(10,385)	(137,707)	(47,803)	(6,137)	(53,940)	(50,588)	(1,737)	(52,325)

Consolidated Statement of Shareholders' Equity Information
(In thousands)
	Additional						Total
	Paid-In			Accumulated			Shareholders’
	Capital			Deficit			Equity
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Stock-based compensation expense	34,400	1,737	36,137				34,400	1,737	36,137
Net loss				(50,214)	(1,737)	(51,951)	(50,214)	(1,737)	(51,951)
Balance at December 31, 2019	976,627	1,737	978,364	(510,194)	(1,737)	(511,931)	463,722	—	463,722
Stock-based compensation expense	48,570	6,137	54,707				48,570	6,137	54,707
Net loss				(49,183)	(6,137)	(55,320)	(49,183)	(6,137)	(55,320)
Balance at December 31, 2020	1,640,867	7,874	1,648,741	(559,377)	(7,874)	(567,251)	1,080,160	—	1,080,160
Stock-based compensation expense	89,688	10,385	100,073				89,688	10,385	100,073
Net loss				(125,233)	(10,385)	(135,618)	(125,233)	(10,385)	(135,618)
Balance at December 31, 2021	1,714,483	18,259	1,732,742	(684,610)	(18,259)	(702,869)	1,026,454	—	1,026,454

Consolidated Statement of Cash Flows Information
(In thousands)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021			2020			2019
	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised	As Previously Issued	Adjustment	As Revised
Net loss	$(125,233)	$(10,385)	$(135,618)	$(49,183)	$(6,137)	$(55,320)	$(50,214)	$(1,737)	$(51,951)
Stock-based compensation	88,097	10,385	98,482	48,170	6,137	54,307	34,349	1,737	36,086

16. Subsequent Events

On April 8, 2022, the Company released a $37.7 million general indemnification holdback to the sellers of TTR in connection with the October 2020 acquisition of TTR. The funds for payment of the TTR holdback were recorded as restricted cash – current and the liability was included in accrued purchase price related to acquisitions – current on the consolidated balance sheet as of December 31, 2021.

On May 5, 2022, the Company released an $11.1 million general indemnification holdback to the sellers of Business Licenses in connection with the November 2020 acquisition of Business Licenses. The liability was included in accrued purchase price related to acquisitions – current on the consolidated balance sheet as of December 31, 2021.

After December 31, 2021 but before the filing of this Form 10-K/A, the Company acquired two businesses with closing cash payments that totaled $12.1 million.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the material weakness identified and described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company has not maintained effective internal control over financial reporting.

While preparing the financial statements for the first quarter of 2022, the Company discovered an error in its recognition of stock-based compensation expense for restricted stock units (RSUs).  The Company uses a third-party equity program administration software to track all stock awards.  The Company also uses reports from this software to calculate the amount of stock-based compensation cost to recognize in each reporting period.  The Company’s accounting team had selected reports that they believed were appropriate for straight-line basis expense recognition under the Company’s accounting policy, when in fact, these reports were calculating stock-based compensation cost proportional to the vesting provisions of the RSU.  Almost all the Company’s RSU grants issued and outstanding through 2021 vest over a four-year period as follows:  20% of the shares vest on each of the one-year, two-year, and three-year anniversaries of the vesting commencement date, and the remaining 40% of the shares vest on the four-year anniversary.

The Company has a material weakness as it lacked adequate controls to correctly recognize stock-based compensation cost for RSUs. The control deficiency relates to the ineffective design of controls to verify the appropriate methodology selected for expense recognition when utilizing system-generated reports. The material weakness resulted in immaterial errors to the Company’s consolidated financial statements during the years ending 2021, 2020, and 2019 that were not detected timely through the Company’s internal control over financial reporting.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and has issued an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no other changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Activities

The Company has taken steps to remediate the material weakness by providing additional training on use of the system-generated reports and has reviewed the parameters that are selected when generating such reports.  Additionally, the Company has enhanced its review control to ensure verification of report parameters. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

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

10.3+	Avalara, Inc. 2022 Executive and Leadership Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K, filed February 24, 2022 (File No. 001-38525))

10.4+

Avalara, Inc. 2018 Employee Stock Purchase Plan, as amended and restated, effective August 8, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on August 10, 2018)

10.5+

Avalara, Inc. Equity Award Acceleration Policy, as amended and restated, effective January 25, 2022 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed February 24, 2022 (File No. 001-38525))

10.6+

Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on May 7, 2021)

10.7+

Avalara, Inc. Outside Director Compensation Policy, amended and restated as of January 27, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K, filed February 25, 2021 (File No. 001-38525))

10.8+

Form of Indemnification Agreement made by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.9+

Executive Employment Agreement between the Registrant and Scott McFarlane dated February 22, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, filed February 24, 2022 (File No. 001-38525))

10.10+

Executive Employment Agreement between the Registrant and Alesia Pinney dated February 22, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, filed February 24, 2022 (File No. 001-38525))

10.11+

Executive Employment Agreement between the Registrant and Amit Mathradas dated January 6, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed February 28, 2020 (File No. 001-38525))

10.12+

Executive Employment Agreement between the Registrant and Ross Tennenbaum effective April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed April 2, 2020 (File No. 001-38525))

10.13

Lease Agreement between W2007 Seattle Office Second and Spring Building Realty, LLC and Avalara, Inc. dated August 14, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.14

Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 9, 2016 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.15

First Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated June 1, 2017 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.16

Second Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated October 2, 2017 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.17

Third Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated November 29, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.18

Fourth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated February 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.19

Fifth Amendment of Office Building Lease by and between 255 South King Street Limited Partnership and the Registrant dated September 26, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38525) filed with the SEC on November 8, 2018)

10.20

Ninth Amended and Restated Investors’ Rights Agreement, dated September 12, 2016, as amended (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.21

Tenth Amended and Restated Voting Agreement, dated September 12, 2016 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-224850) filed with the SEC on May 11, 2018)

10.22	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 13, 2021 (File No. 001-38525)

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K, filed February 24, 2022 (File No. 001-38525))

23.1*	Consent of Deloitte & Touche LLP, Independent Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalara, Inc.

Date: May 5, 2022	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer