Form 10-Q
period 2022-03-31
AVALARA, INC.
filed 2022-05-06
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 87,859,718 shares of common stock, $0.0001 par value per share, outstanding.

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
•

other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by the Form 10-K/A for the year ended December 31, 2021 filed on May 5, 2022 under Part I, Item 1A, “Risk Factors.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,481,853	$1,514,064
Restricted cash	37,700	37,700
Trade accounts receivable—net of allowance for doubtful accounts of $5,772 and $5,803, respectively	113,469	114,248
Deferred commissions	17,296	16,364
Prepaid expenses and other current assets	39,314	29,267
Total current assets before customer fund assets	1,689,632	1,711,643
Funds held from customers	64,359	62,509
Receivable from customers—net of allowance of $507 and $439, respectively	1,579	1,472
Total current assets	1,755,570	1,775,624
Noncurrent assets:
Deferred commissions	53,471	52,155
Operating lease right-of-use assets—net	43,225	44,385
Property and equipment—net	49,368	46,464
Intangible assets—net	89,775	96,818
Goodwill	671,431	672,381
Other noncurrent assets	10,827	10,704
Total assets	$2,673,667	$2,698,531
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$18,211	$16,683
Accrued expenses	69,102	109,792
Deferred revenue	302,496	280,816
Accrued purchase price related to acquisitions	52,683	51,476
Accrued earnout liabilities	37,390	33,151
Operating lease liabilities	11,847	11,453
Total current liabilities before customer fund obligations	491,729	503,371
Customer fund obligations	66,368	64,302
Total current liabilities	558,097	567,673
Noncurrent liabilities:
Convertible senior notes—net	962,144	961,259
Deferred revenue	1,114	2,139
Accrued purchase price related to acquisitions	6,715	7,988
Accrued earnout liabilities	59,706	81,485
Operating lease liabilities	43,549	45,614
Deferred tax liability	5,383	5,158
Other noncurrent liabilities	751	761
Total liabilities	$1,637,459	1,672,077
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at March 31, 2022, and December 31, 2021, and 20,000 shares authorized as of March 31, 2022, and December 31, 2021	—	—
Common stock, $0.0001 par value – 87,785 and 87,087 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively, and 600,000 shares authorized as of March 31, 2022, and December 31, 2021	9	9
Additional paid-in capital	1,776,400	1,732,742
Accumulated other comprehensive loss	(4,775)	(3,428)
Accumulated deficit	(735,426)	(702,869)
Total shareholders’ equity	1,036,208	1,026,454
Total liabilities and shareholders' equity	$2,673,667	$2,698,531

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Subscription and returns	$186,866	$139,318
Professional services	17,664	14,283
Total revenue	204,530	153,601
Cost of revenue:
Subscription and returns	50,077	38,033
Professional services	10,049	6,463
Total cost of revenue	60,126	44,496
Gross profit	144,404	109,105
Operating expenses:
Research and development	50,852	39,274
Sales and marketing	86,447	64,093
General and administrative	42,194	31,199
Total operating expenses	179,493	134,566
Operating loss	(35,089)	(25,461)
Other income (expense):
Fair value changes in earnout liabilities	4,001	(1,350)
Interest income	186	24
Interest expense	(1,496)	—
Other income (expense), net	126	(924)
Total other income (expense), net	2,817	(2,250)
Loss before income taxes	(32,272)	(27,711)
Provision for income taxes	(285)	(2,357)
Net loss	$(32,557)	$(30,068)

Net loss per share attributable to common shareholders, basic and diluted	$(0.37)	$(0.35)
Weighted average shares of common stock outstanding, basic and diluted	87,463	85,436

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(32,557)	$(30,068)
Other comprehensive loss — Foreign currency translation	(1,347)	(390)
Total comprehensive loss	$(33,904)	$(30,458)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,557)	$(30,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,650	18,857
Depreciation and amortization	11,132	7,071
Amortization of debt issuance costs	885	—
Impairment of capitalized cloud computing costs	—	345
Deferred income tax expense	225	2,028
Non-cash operating lease costs	2,523	2,175
Fair value changes in earnout liabilities	(4,001)	1,350
Non-cash bad debt expense	521	582
Other	(16)	(389)
Changes in operating assets and liabilities:
Trade accounts receivable	326	(14,695)
Prepaid expenses and other current assets	(9,946)	(9,186)
Deferred commissions	(2,248)	(2,360)
Other noncurrent assets	(123)	541
Trade payables	2,338	(1,895)
Accrued expenses	(42,371)	(15,634)
Deferred revenue	20,655	15,841
Operating lease liabilities	(3,059)	(2,810)
Net cash used in operating activities	(23,066)	(28,247)
Cash flows from investing activities:
Purchase of property and equipment	(2,148)	(1,366)
Capitalized software development costs	(5,905)	(2,311)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	—	(2,167)
Net cash used in investing activities	(8,053)	(5,844)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,281	5,529
Proceeds from purchases of stock under employee stock purchase plan	8,006	7,088
Acquisition-related post-closing payments	—	(1,971)
Payments related to business combination earnouts	(10,770)	—
Payments related to asset acquisition earnouts	(593)	(690)
Payments on financed asset purchases	(61)	—
Net increase in customer fund obligations	2,066	3,598
Net cash provided by financing activities	929	13,554
Foreign currency effect	(160)	6
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(30,350)	(20,531)
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	1,613,903	761,844
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,583,553	$741,313

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$1,481,853	$638,794
Restricted cash	37,700	68,886
Restricted cash equivalents—funds held from customers	64,000	33,633
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,583,553	$741,313

	For the Three Months Ended March 31,
	2022	2021
Supplemental cash flow disclosures:
Cash paid for interest expense	$1,140	$—
Cash paid for operating lease liabilities	4,088	3,493
Cash paid for income taxes	506	153

Non-cash investing and financing activities:
Accrued value of earnout related to acquisitions of businesses	—	(1,802)
Accrued purchase of intangible assets	304	178
Property and equipment additions in accounts payable and accrued expenses	491	1,263
Capitalized internally developed software costs included in accounts payable and accrued expenses	482	—
Stock-based compensation costs capitalized to internally developed software	481	225
Operating lease right-of-use assets in exchange for lease obligations	1,362	43

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.Summary of Significant Accounting Policies

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by the Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2022 (the “Amended 2021 Annual Report”). The accompanying interim consolidated balance sheet as of March 31, 2022, the consolidated interim statements of operations, consolidated statements of comprehensive loss, and the consolidated statements of cash flows for the three months ended March 31, 2022, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Prior Period Restatements and Adjustments

While preparing the financial statements for the first quarter of 2022, the Company discovered an error in its recognition of stock-based compensation expense for restricted stock units (“RSUs”) impacting previously reported interim and annual consolidated financial statements. In the previously presented consolidated financial statements, the correction resulted in an increase of $0.1 million to stock-based compensation and an increase of $0.1 million to net loss on the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2021. The correction increased net loss and total comprehensive loss by $0.1 million on the consolidated statement of comprehensive loss for the three months ended March 31, 2021. The correction did not change total net cash used in operating activities on the consolidated statement of cashflows for the three months ended March 31, 2021. The correction increased additional paid-in capital and accumulated deficit by $0.1 million, with no change to total shareholders’ equity, on the consolidated statement of shareholders’ equity as of March 31, 2021. An explanation of the impact on the consolidated financial statements is contained in “Note 15—Correction of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements included in the Amended 2021 Annual Report, and the impact to each quarterly period consolidated statement of operations is included in “Quarterly Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in the Amended 2021 Annual Report.

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

Customer Funds Assets and Obligations

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

In 2021, certain customers began to remit tax payments to the Customer Trust with almost all customer funds remitted to and held by the Customer Trust as of December 31, 2021. Funds held from customers represent restricted cash equivalents and available-for-sale securities that, based upon the Company’s intent, are restricted solely for satisfying the obligations to remit funds relating to the Company’s tax remittance services. Customer fund obligations represent the Company’s contractual obligations to remit funds to satisfy customers’ tax obligations and are recorded on the consolidated balance sheets at the time that the Company or the Customer Trust collects funds from customers.

The following table details funds held from customers and customer fund obligations held by the Company and by the Customer Trust as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Funds held from customers (current assets):
Restricted cash equivalents – Company	$647	$13
Restricted cash equivalents – Customer Trust	63,353	62,126
Available-for-sale securities – Customer Trust	359	370
Funds held from customers	$64,359	$62,509
Customer fund obligations (current liabilities):
Customer fund obligations – Company	66,368	64,302
Customer fund obligations	$66,368	$64,302

Receivable from customers, net was $1.6 million and $1.5 million as of March 31, 2022, and December 31, 2021, respectively.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the three months ended March 31, 2022 or 2021.

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

Capitalized Software

Software development costs for internal-use software (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete, and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the three months ended March 31, 2022 and 2021, $5.4 million and $2.5 million of software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 3 to 6 years. Software development costs are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the three months ended March 31, 2022 or 2021.

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

Convertible Senior Notes

In August 2021, the Company completed a private offering of $977.5 million principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are accounted for as debt, with no bifurcation of the embedded conversion feature. Debt issuance costs related to the Company’s issuance of the 2026 Notes consist primarily of purchaser’s discounts, commissions, and related costs. The debt issuance costs were recorded as a direct deduction from the liability associated with the 2026 Notes on the consolidated balance sheet and are amortized to interest expense over the term of the 2026 Notes.

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. As the capped calls are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped calls separately from the 2026 Notes. The capped calls are indexed to the Company’s own common stock and classified in stockholder’s equity. As such, the premiums paid for the capped calls have been included as a net reduction to additional paid-in capital in the consolidated balance sheet as of March 31, 2022, and December 31, 2021.

Income Taxes

The Company’s deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company assesses its income tax positions and records a tax benefit or expense based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

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

The Company earns Streamlined Sales Tax (“SST”) revenue from participating state and local governments based on a percentage of the sales tax reported and paid.

Revenue is recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. The Company invoices its subscription customers for the initial term at contract signing and at each subscription renewal. Initial terms generally range from 12 to 18 months, and renewal periods are typically one year. Amounts that are contractually billable and have been invoiced, or which have been collected as cash, are initially recorded as deferred revenue or contract liabilities. While historically most of the Company's customers are invoiced once at the beginning of the term, an increasing portion of customers are invoiced semi-annually, quarterly, or monthly.

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

Professional Services Revenue

The Company generates professional services revenue from providing tax analysis and services, including business licenses and tax registrations, tax refund claims and recovery assistance, voluntary disclosure agreements, nexus studies, and back filing services. Additionally, the Company provides configurations, data migrations, integration, and training for its subscriptions and returns products. The Company invoices for professional service arrangements on a fixed fee, milestone, or time and materials basis. The transaction price allocated to professional services performance obligations is recognized as revenue as services are performed or upon completion of work.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by calculating the fair value of each option, RSU, or performance share unit (“PSU”) issued under the 2018 Equity Incentive Plan (the “2018 Plan”), or purchase rights issued under the 2018 Employee Stock Purchase Plan (“ESPP”), at the grant date. The fair value of stock options and purchase rights is estimated by applying the Black-Scholes option-pricing model. This model uses the fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option or purchase right, the expected volatility of its common stock, risk-free interest rates, and expected dividend yield of its common stock. The fair value of an RSU or PSU is determined using the fair value of the Company’s underlying common stock on the grant date. The stock-based compensation expense recognized over the performance period for PSUs will equal the fair value of the PSU on the grant date multiplied by the number of PSUs that are earned. Furthermore, the quarterly expense recognized during the performance period for PSUs is based on an estimate of the Company’s future performance and the expected payout level. Changes to management’s estimate of future performance result in adjustments to the stock-based compensation expense for PSUs and are recognized prospectively over the remaining service period. The Company accounts for forfeitures of stock-based awards as they occur.

Recently Adopted Accounting Standards

There are no accounting standards that have been recently adopted.

New Accounting Standards Not Yet Adopted

ASU 2021-08

In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. Under current GAAP, an entity generally recognizes assets and liabilities acquired in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to businesses combinations occurring on or after the effective date of the amendment. Early adoption is permitted, including adoption in an interim period. The Company currently expects to adopt this new guidance in the first quarter of 2023 and is currently evaluating the impact of this new guidance on the consolidated financial statements.

2.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
March 31, 2022	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,405,965	$1,405,965	$—	$—
Available-for-sale securities:
U.S. treasury securities	359	359	—	—
Earnouts related to business combinations	96,757	—	—	96,757

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,439,522	$1,439,522	$—	$—
Available-for-sale securities:
U.S. treasury securities	370	370	—	—
Earnouts related to business combinations	113,978	—	—	113,978

Earnout Liability

Earnout liabilities recorded in connection with an acquisition accounted for as a business combination under ASC 805 are recorded at estimated fair value on a recurring basis. Business combinations included in the earnout liabilities table below are discussed in Note 4. Earnouts recorded in connection with asset acquisitions are recorded as earnout payments become known and are not remeasured on a recurring basis. As such, earnouts related to asset acquisitions, which are discussed in Note 6, are not included in these fair value disclosures.

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

The following table provides summary information of the assumptions used to calculate the estimated earnout liabilities related to 2021 and 2020 acquisitions (in thousands):

					Discount Rate as of		Balance as of	Balance as of
Acquisition	Year of Acquisition	Earnout Target	Method	Earnout Period	March 31, 2022		March 31, 2022	December 31, 2021
CrowdReason	2021	Specific revenue growth thresholds through October 2024, a cap of $30.0 million is available; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	October 2024	5.0%	(a)	$24,368	$26,320
Track1099	2021	Specific revenue growth thresholds through April 2023, with a cap of $12.5 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	April 2023	10.0%	(a)	6,570	7,880
Davo	2021	Specific revenue growth thresholds through March 2023, with no cap; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	March 2023	8.0%	(a)	34,940	35,885
Transaction Tax Resources (“TTR”)	2020	Specific revenue growth thresholds through December 2022, with cap of $26.4 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	December 2022	15.0%	(c)	11,910	24,830
Business Licenses	2020	Achievement of certain performance metrics through November 2024, with cap of $20.7 million; to be settled in common stock.	Scenario-based approach	November 2024	6.2%	(b)	18,969	19,063
Balance end of period							$96,757	$113,978

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

(c)   $13.2 million was paid on March 2, 2022 in satisfaction of the first earnout period for TTR.  The second earnout period, if achieved, is payable in March 2023.  The discount rate of 15% was only used for revenue that was non-contracted as of March 31, 2022. The discount rate of 15% was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity, asset and revenue betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. For contracted revenue, no risk adjusted discount rate was assumed, other than the cost of debt, as it is not subject to forecasting uncertainty.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Earnout liabilities related to business combinations:
Balance beginning of period	$113,978	$34,501
Measurement period adjustments	—	1,802
Payments of earnout liabilities	(13,220)	—
Fair value changes included in total other expense (income), net	(4,001)	1,350
Balance end of period	$96,757	$37,653

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

Fair Value of Other Financial Instruments

The Company has $977.5 million in principal amount of the 2026 Notes. See Note 9 for further details. The Company carries the 2026 Notes at par value less unamortized debt issuance costs on its consolidated balance sheet as of March 31, 2022, and December 31, 2021, and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach as of March 31, 2022, was approximately $837.1 million, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the quarter.

3.Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Life (Years)	2022	2021
Computer equipment and software	3 to 5	$21,240	$19,923
Internally developed software	3 to 6	32,244	27,099
Furniture and fixtures	5	6,428	6,425
Office equipment	2 to 5	1,343	1,275
Leasehold improvements	1 to 10	30,102	30,046
		91,357	84,768
Accumulated depreciation		(41,989)	(38,304)
Property and equipment—net		$49,368	$46,464

Depreciation expense was $4.0 million for the three months ended March 31, 2022, and $2.6 million for the three months ended March 31, 2021.

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Licenses and subscriptions	$18,670	$14,511
Prepaid and other current taxes	2,444	3,132
Deposits	4,903	3,746
Prepaid employee related expenses	2,755	2,780
Prepaid cloud computing implementation costs	2,262	1,708
Prepaid insurance	3,960	—
Other	4,320	3,390
Total	$39,314	$29,267

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued bonus	$11,476	$40,853
Accrued partner commissions	14,133	13,088
Accrued payroll and related taxes	15,127	10,208
Employee stock purchase plan contributions	3,463	7,113
Accrued sales commissions	5,422	7,007
Contract liabilities	897	6,918
Accrued federal, state, local, and foreign taxes	3,574	3,926
Self-insurance reserves	2,471	2,401
Accrued interest payable on Convertible Senior Notes	414	944
Other	12,125	17,334
Total	$69,102	$109,792

4. Acquisitions of Businesses

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

The total consideration transferred related to this transaction was €31.8 million (or approximately $37.4 million using the exchange rate on April 1, 2021), consisting of net cash consideration of $14.5 million and 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million. Net cash consideration consists of $12.2 million cash paid at closing, and a $2.4 million cash deposit paid in the fourth quarter of 2020, offset by $0.2 million cash received by the Company in the third quarter of 2021 as a result of net working capital adjustments. A portion of shares issued are held in escrow as of March 31, 2022, and will be released to the Inposia shareholders during the 18 months following the acquisition, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares held in escrow are considered issued and outstanding and are recorded in shareholders’ equity on the consolidated balance sheet as of December 31, 2021 and March 31, 2022.

Total consideration associated with this acquisition is presented below (in thousands):

Total Consideration
Cash paid at closing (net of amounts returned)	$14,456
Fair value of common stock issued at closing	22,971
Total consideration	$37,427

Fair values of the assets acquired and the liabilities assumed in the Inposia Purchase as of the acquisition date are provided in the following table (in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$1,264
Trade accounts receivable	1,767
Other current assets	268
Operating lease right-of-use assets	928
Property and equipment	98
Developed technology, customer relationships, and other intangibles	14,269
Goodwill	26,520
Other noncurrent assets	35
Total assets acquired	45,149
Liabilities assumed:
Trade payables and accrued expenses	1,478
Deferred revenue	810
Other liabilities, noncurrent	106
Operating lease liabilities	928
Deferred tax liability	4,400
Total liabilities assumed	7,722
Net assets acquired	$37,427

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

Intangible	Fair Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$3,288	Multi-period excess earnings-income approach	18.5%	8 years
Developed technology	9,572	Relief from royalty-income approach	18.5%	6 years
Noncompetition agreements	1,174	With-and-without valuation-income approach	21.0%	3 years
Tradename	235	Relief from royalty-income approach	18.5%	3 years

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

Total consideration associated with this acquisition is presented below (in thousands):

Total Consideration
Cash paid through closing	$23,818
Fair value of earnout provision	30,338
Fair value of holdbacks	2,591
Total consideration	$56,747

Fair values of the assets acquired and the liabilities assumed in the Davo Purchase as of the acquisition date are provided in the following table (in thousands):

Fair Value
Assets acquired:
Cash and cash equivalents	$198
Funds held from customers	12,464
Trade accounts receivable	119
Other current assets	58
Operating lease right-of-use assets	46
Developed technology, customer relationships, and other intangibles	4,651
Goodwill	51,911
Other noncurrent assets	2
Total assets acquired	69,449
Liabilities assumed:
Accrued expenses	117
Deferred revenue	75
Operating lease liabilities	46
Customer fund obligations	12,464
Total liabilities assumed	12,702
Net assets acquired	$56,747

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

Intangible	Fair Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Customer relationships	$2,050	Multi-period excess earnings-income approach and replacement cost method-cost approach	13.5%	6 years
Developed technology	1,950	Relief from royalty-income approach	13.5%	5 years
Noncompetition agreements	564	With-and-without valuation-income approach	15.5%	5 years
Tradename	87	Relief from royalty-income approach	13.5%	1 year

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

Preliminary total consideration as of March 31, 2022, is presented below (in thousands):

Total Consideration (preliminary)
Cash paid through closing	$35,000
Fair value of earnout provision	8,820
Fair value of holdbacks	4,984
Total consideration	$48,804

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Track1099 Purchase as of the acquisition date are provided in the following table (in thousands):

Fair Value (preliminary)
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

Preliminary total consideration as of March 31, 2022, is presented below (in thousands):

Total Consideration (preliminary)
Cash paid through closing	$8,317
Fair value of earnout provision	26,320
Fair value of holdbacks	1,727
Total consideration	$36,364

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the CrowdReason Purchase as of the acquisition date are provided in the following table (in thousands):

Fair Value (preliminary)
Assets acquired:
Current assets	$1,426
Developed technology, customer relationships, and other intangibles	10,300
Goodwill	25,415
Total assets acquired	37,141
Liabilities assumed:
Current liabilities	101
Deferred revenue & contract liabilities	676
Total liabilities assumed	777
Net assets acquired	$36,364

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Avalara and all 2021 acquisitions as though the companies were combined as of January 1, 2021. There were no acquisitions during the three months ended March 31, 2022. The unaudited pro forma financial information presented also includes certain business combination accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets. No adjustments were made for the fair value of deferred revenue and contract liabilities or fair value measurement adjustments for earnout liabilities. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	For the Three Months Ended March 31,
	2022	2021
Total revenue	$204,530	$163,275
Pre-tax loss	(32,272)	(27,806)

5.Revenue

See Note 1 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (“U.S.”) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenue (U.S.):
Subscription and returns
Tax calculations	$100,500	$76,396
Tax returns and compliance management	73,727	52,847
Interest income on funds held for customers	208	141
Total subscription and returns	174,435	129,384
Professional services	16,041	13,288
Total revenue (U.S.)	190,476	142,672
Total revenue (non-U.S.)	14,054	10,929
Total revenue	$204,530	$153,601

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three months ended March 31, 2022 and 2021, is presented below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Contract liabilities:
Balance beginning of period	$6,918	$10,134
Contract liabilities transferred to deferred revenue	(6,622)	(3,866)
Addition to contract liabilities	601	6,198
Balance end of period	$897	$12,466

As of March 31, 2022, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets. As of December 31, 2021 the majority of the contract liability balance related to a single marketplace partner. During the first quarter of 2022, the agreement with this partner was amended such that amounts are no longer presented separately as contract liabilities.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2022 and 2021, is presented below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Deferred revenue:
Balance beginning of period	$282,955	$209,690
Revenue recognized	(204,530)	(153,601)
Additional amounts deferred	225,185	169,442
Balance end of period	$303,610	$225,531

As of March 31, 2022, $302.5 million of deferred revenue is expected to be recognized within the next 12 months and is included in current liabilities on the consolidated balance sheets. The remaining amount of deferred revenue is included in noncurrent liabilities and is expected to be recognized within the next 18 months.

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three months ended March 31, 2022, is presented below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Deferred commissions:
Balance beginning of period	$68,519	$50,870
Additional commissions deferred	6,832	5,695
Amortization of deferred commissions	(4,584)	(3,335)
Balance end of period	$70,767	$53,230

As of March 31, 2022, $17.3 million of deferred commissions are expected to be amortized within the next 12 months and are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions is included in noncurrent assets. There were no impairments of assets related to deferred commissions during the three months ended March 31, 2022 or 2021. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2022, or 2021 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the remaining performance obligations to which enforceable rights exist are $392.9 million, of which $377.2 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter. Of the remaining performance obligations as of March 31, 2022, $89.3 million relates to non-cancellable amounts that have not yet been invoiced, of which $74.7 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

6.Intangible Assets

Intangible assets consisted of the following (in thousands):

		March 31, 2022
	Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	1 to 7	$4,500	$(2,249)	$2,251
Customer relationships	5 to 10	75,162	(26,527)	48,635
Developed technology (1)	1 to 6	73,204	(40,516)	32,688
Noncompetition agreements	3 to 5	6,445	(2,064)	4,381
Tradename and trademarks	1 to 3	7,272	(5,452)	1,820
		$166,583	$(76,808)	$89,775

(1) Developed technology intangible assets include IPR&D of $0.4 million as of March 31, 2022, which is not subject to amortization.

		December 31, 2021
	Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$4,500	$(1,816)	$2,684
Customer relationships	3 to 10	75,188	(23,795)	51,393
Developed technology (1)	3 to 8	72,723	(37,333)	35,390
Noncompetition agreements	3 to 5	6,452	(1,725)	4,727
Tradename and trademarks	1 to 4	7,267	(4,643)	2,624
		$166,130	$(69,312)	$96,818

(1) Developed technology intangible assets include IPR&D of $0.4 million as of December 31, 2021, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $7.1 million for the three months ended March 31, 2022, and $4.4 million for the three months ended March 31, 2021.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. This acquisition was accounted for as an asset acquisition. Total consideration for the purchase will not exceed $30 million, inclusive of an earnout computed on future billings recognized by the Company over six years post acquisition. The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. Through March 31, 2022, the sellers have earned approximately $2.6 million under the earnout provision since the acquisition date. An earnout liability of $0.3 million was recorded within the current portion of accrued earnout liabilities as of March 31, 2022, for the earnout period ending June 30, 2022, and is expected to be paid in cash to the sellers in the third quarter of 2022.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2022, are summarized as follows (in thousands):

Balance—December 31, 2021	$672,381
Cumulative translation adjustments	(950)
Balance—March 31, 2022	$671,431

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of March 31, 2022, the Brazilian reporting unit had no associated goodwill.

7.Leases

Total lease cost, net of sublease income, was $3.8 million for the three months ended March 31, 2022, and $3.9 million for the three months ended March 31, 2021. Sublease income was $0.4 million for the three months ended March 31, 2022 and 2021. Leases that commenced in the first three months of 2022 increased operating lease right-of-use assets by $1.4 million.

8.Commitments and Contingencies

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

9.Debt

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

As of March 31, 2022, none of the conversion conditions of the 2026 Notes described in the Amended 2021 Annual Report were met.

The net carrying amount of the 2026 Notes was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$977,500	$977,500
Unamortized debt issuance costs	(15,356)	(16,241)
Net carrying amount	$962,144	$961,259

The following table sets forth the interest expense recognized related to the 2026 Notes (in thousands):

For the Three Months Ended March 31,
2022
Contractual interest expense	$611
Amortization of debt issuance costs	885
Total interest expense related to 2026 Notes	$1,496

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

10.Shareholders’ Equity

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

The changes to the Company’s shareholders’ equity during the three months ended March 31, 2022, is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	87,086,665	$9	$1,732,742	$(3,428)	$(702,869)	$1,026,454
Exercise of stock options	107,623		2,281			2,281
Vesting of restricted stock units	466,497
Vesting of performance share units	38,291
Stock-based compensation cost			33,371			33,371
Shares issued under employee stock purchase plan	85,926		8,006			8,006
Loss on translation adjustment				(1,347)		(1,347)
Net loss					(32,557)	(32,557)
Balance at March 31, 2022	87,785,002	$9	$1,776,400	$(4,775)	$(735,426)	$1,036,208

The changes to the Company’s shareholders’ equity for the three months ended March 31, 2021, is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	85,057,727	$9	$1,648,741	$(1,339)	$(567,251)	$1,080,160
Exercise of stock options	296,226		5,529			5,529
Vesting of restricted stock units	346,008
Stock-based compensation cost			19,127			19,127
Shares issued under employee stock purchase plan	60,064		7,088			7,088
Loss on translation adjustment				(390)		(390)
Net loss					(30,068)	(30,068)
Balance at March 31, 2021	85,760,025	$9	$1,680,485	$(1,729)	$(597,319)	$1,081,446

11.Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of March 31, 2022, the Company had stock options outstanding under the 2018 Plan and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP. The 2018 Plan became effective in connection with the Company’s initial public offering at which time the 2006 Plan was terminated. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

As of March 31, 2022, 4,500,890 shares were subject to outstanding awards under the 2018 plan and 14,372,738 shares were available for issuance under the 2018 Plan. As of March 31, 2022, 1,093,901 shares were subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Stock-based compensation cost:
Stock options	$2,161	$3,223
Restricted stock units	22,128	11,769
Performance share units	7,813	2,832
Employee stock purchase plan	1,269	1,303
Total stock-based compensation cost	$33,371	$19,127

The amount of stock-based compensation cost above capitalized to internally developed software and cloud computing arrangements in accordance with the accounting guidance for internal-use software was $0.6 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the three months ended March 31, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2022	2,278,789	$33.52	6.30	$217,824
Options granted	—	$—
Options exercised	(107,623)	$21.20
Options cancelled or expired	(4,291)	$111.83
Options outstanding as of March 31, 2022	2,166,875	$33.98	6.08	$141,996
Options exercisable as of March 31, 2022	1,778,867	$28.90	5.81	$125,598

The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $7.7 million and $41.9 million, respectively. As of March 31, 2022, $8.9 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2022	2,861,963	$99.41
RSUs granted	1,903,805	97.15
RSUs vested	(466,497)	80.86
RSUs cancelled	(98,343)	94.81
RSUs outstanding as of March 31, 2022	4,200,928	$100.56

Stock-based compensation cost for RSUs is recognized on a straight-line basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date. The vesting period of each RSU grant is generally three or four years for employees and one year for non-employee directors.

As of March 31, 2022, $374.0 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 2.8 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date Fair
	Performance Share Units	Value Per Share
PSUs outstanding as of January 1, 2022	114,890	$147.26
PSUs granted	223,363	98.90
PSUs vested	(38,291)	147.26
PSUs cancelled	—	—
PSUs outstanding as of March 31, 2022	299,962	$111.25

Stock-based compensation cost for PSUs is recognized on a graded vesting basis in the consolidated statements of operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the Company’s underlying common stock on the grant date and the number of PSUs expected to be earned over the service period. Each PSU grant will vest in annual tranches over a three-year service period. Total PSUs earned for grants made in 2022 and 2021 may vary between 0% and 250% of the PSUs granted based on the attainment of company-specific performance targets during the related three-year period and continued service. The performance targets are established by the Compensation and Leadership Development Committee of the Board of Directors. All of the PSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.

As of March 31, 2022, $53.3 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 2.0 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2022, 85,926 shares of common stock were purchased under the ESPP.

As of March 31, 2022, there was approximately $1.7 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2022 and will end on July 31, 2022.

For the periods presented, the fair value of ESPP purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2022	2021
Fair market value of common stock	$111.00	$152.35
Volatility	33%	34%
Expected term	0.5 years	0.5 years
Expected dividend yield	n/a	n/a
Risk-free interest rate	0.48%	0.08%

12.Net Loss Per Share Attributable to Common Shareholders

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(32,557)	$(30,068)
Denominator:
Weighted-average common shares outstanding-basic	87,463	85,436
Dilutive effect of share equivalents resulting from stock options, RSUs, PSUs, ESPP shares, and convertible senior notes (if converted)	—	—
Weighted-average common shares outstanding-diluted	87,463	85,436
Net loss per common share, basic and diluted	$(0.37)	$(0.35)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Options to purchase common shares	2,236	3,396
Unvested RSUs	2,853	2,258
Unvested PSUs	243	75
ESPP shares	9	7
Convertible senior notes (if converted)	4,100	—
Total	9,441	5,736

13.Subsequent Events

On April 8, 2022, the Company released a $37.7 million general indemnification holdback to the sellers of TTR in connection with the October 2020 acquisition of TTR. The funds for payment of the TTR holdback were recorded as restricted cash – current and the liability was included in accrued purchase price related to acquisitions – current on the consolidated balance sheet as of March 31, 2022.

On May 5, 2022, the Company released an $11.1 million general indemnification holdback to the sellers of Business Licenses in connection with the November 2020 acquisition of Business Licenses. The liability was included in accrued purchase price related to acquisitions – current on the consolidated balance sheet as of March 31, 2022.

After March 31, 2022, but before the filing of this Form 10-Q, the Company acquired two businesses with closing cash payments that totaled $12.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Amended 2021 Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Amended 2021 Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

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

During the first quarter of 2022, we continued to re-open certain of our office locations as many of the preventative measures to contain or mitigate the COVID-19 pandemic have begun to be lifted. We expect many of our employees to return to offices on a hybrid work model over the course of this year. We continue to host many customer activities and events virtually, and, where it is safe to do so, we have resumed some in-person customer activities and events. As health and safety conditions allow, we expect to increase in-person customer activities and events in 2022, which will increase marketing and travel costs from prior year levels. The extent and timing of the broader impact of the COVID-19 pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth, the timing of the resumption of normal operating expenses, and the extent to which any incremental expenses associated with the preventative and precautionary measures will be necessary.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020
Number of core customers (as of end of period)	19,160	18,270	17,400	16,570	15,730	15,020	14,300	13,640
Net revenue retention rate	115%	116%	116%	116%	113%	115%	116%	114%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of March 31, 2022 and December 31, 2021, we had approximately 19,160 and 18,270 core customers, respectively.

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

Currently, our net revenue retention rate includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems that have not been integrated into our primary U.S. billing systems. Our net revenue retention rate was 115% for the quarter ended March 31, 2022, and on average has been 116% over the last four quarters ended March 31, 2022.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 91% of our revenue for both the three months ended March 31, 2022 and 2021.

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

Professional Services. We generate professional services revenue from providing tax analysis and services, including business licenses and tax registrations, tax refund claims and recovery assistance, voluntary disclosure agreements, nexus studies, and back filing services. We also provide configurations, data migrations, integration, and training for our subscriptions and returns products. We bill for service arrangements on a fixed fee, milestone, or time and materials basis, and we recognize the transaction price allocated to professional services performance obligations as revenue as services are performed and are collectable under the terms of the associated contracts.

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

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses for our sales and marketing staff, including salaries, benefits, bonuses, sales commissions, and stock-based compensation, integration and referral partner commissions, costs of marketing and promotional events, corporate communications, online marketing, solution marketing, and other brand-building activities. As a result of the current COVID-19 pandemic, we suspended in-person promotional and customer events and converted many of these activities to virtual events, which temporarily reduced these types of marketing expenses. We began to gradually resume limited in-person marketing activities in the second half of 2021 where it was safe to do so. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, although we do not expect these events to return to pre-pandemic levels in the near term. Sales and marketing expenses include allocated costs for certain information technology and facility expenses, along with depreciation of equipment and amortization of intangibles such as customer relationships, customer lists, and backlog from acquisitions.

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

The comparability of periods covered by our financial statements is impacted by recent acquisitions. During the second quarter of 2021, we acquired substantially all the assets of Davo and the outstanding equity of Inposia. During the third quarter of 2021, we acquired substantially all the assets of 3CE Technologies. During the fourth quarter of 2021, we acquired substantially all the assets of Track1099 LLC and of CrowdReason Limited Liability Company and CorrelationAdvisors LLC (see Note 4 in the Notes to Consolidated Financial Statements).

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription and returns	$186,866	$139,318
Professional services	17,664	14,283
Total revenue	204,530	153,601
Cost of revenue:
Subscription and returns	50,077	38,033
Professional services	10,049	6,463
Total cost of revenue(1)	60,126	44,496
Gross profit	144,404	109,105
Operating expenses:
Research and development(1)	50,852	39,274
Sales and marketing(1)	86,447	64,093
General and administrative(1)	42,194	31,199
Total operating expenses	179,493	134,566
Operating loss	(35,089)	(25,461)
Other income (expense), net	2,817	(2,250)
Loss before income taxes	(32,272)	(27,711)
Provision for income taxes	(285)	(2,357)
Net loss	$(32,557)	$(30,068)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$3,759	$2,032
Research and development	9,463	5,404
Sales and marketing	6,711	4,055
General and administrative	12,717	7,366
Total stock-based compensation	$32,650	$18,857

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,645	$2,020
Research and development	—	—
Sales and marketing	3,606	1,540
General and administrative	854	861
Total amortization of acquired intangibles	$7,105	$4,421

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Subscription and returns	91%	91%
Professional services	9%	9%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	24%	25%
Professional services	5%	4%
Total cost of revenue	29%	29%
Gross profit	71%	71%
Operating expenses:
Research and development	25%	26%
Sales and marketing	42%	42%
General and administrative	21%	20%
Total operating expenses	88%	88%
Operating loss	(17)%	(17)%
Other income (expense), net	1%	(1)%
Loss before income taxes	(16)%	(18)%
Provision for income taxes	0%	(2)%
Net loss	(16)%	(20)%

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Revenue

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$186,866	$139,318	$47,548	34%
Professional services	17,664	14,283	3,381	24%
Total revenue	$204,530	$153,601	$50,929	33%

Total revenue for the three months ended March 31, 2022, increased by $50.9 million, or 33%, compared to the three months ended March 31, 2021. Subscription and returns revenue for the three months ended March 31, 2022, increased by $47.5 million, or 34%, compared to the three months ended March 31, 2021. Professional services revenue for the three months ended March 31, 2022, increased by $3.4 million, or 24%, compared to the three months ended March 31, 2021.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended March 31, 2022, compared to the same period in 2021, was due primarily to $21.4 million from new U.S. customers, $13.7 million from existing U.S. customers, $11.4 million from recent acquisitions (including $6.7 million from the Track1099 acquisition), $3.3 million from SST revenue growth, and $1.1 million from revenue growth in our international operations. Substantially all of the revenue generated by Track1099 is recognized in the first quarter of each year. Excluding recent acquisitions, total revenue for the three months ended March 31, 2022, increased by $39.6 million, or 26%, compared to the three months ended March 31, 2021. Of the growth from recent acquisitions, $10.0 million was generated from subscriptions and returns and $1.4 million from professional services.

Cost of Revenue

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$50,077	$38,033	$12,044	32%
Professional services	10,049	6,463	3,586	55%
Total cost of revenue	$60,126	$44,496	$15,630	35%

Cost of revenue for the three months ended March 31, 2022, increased by $15.6 million, or 35%, compared to the three months ended March 31, 2021. The increase in cost of revenue was due primarily to an increase of $8.3 million in employee-related costs from higher headcount, an increase of $2.7 million in software hosting and third-party purchased software costs, an increase of $1.8 million in allocated overhead cost, an increase of $1.3 million in depreciation expense, and an increase of $0.6 million in amortization expense.

Cost of revenue headcount increased approximately 24% from the first quarter of 2021 to the first quarter of 2022. Employee-related costs increased due primarily to a $6.3 million increase in salaries and benefits, a $1.7 million increase in stock-based compensation expense, and a $0.3 million increase in compensation expense related to our bonus plans.

Software hosting and third-party purchased software costs increased due primarily to higher transaction volumes, new contract rates and incremental investment in new data analytics and security software licenses. Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2021. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions.

Gross Profit

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$136,789	$101,285	$35,504	35%
Professional services	7,615	7,820	(205)	-3%
Total gross profit	$144,404	$109,105	$35,299	32%
Gross margin
Subscription and returns	73%	73%
Professional services	43%	55%
Total gross margin	71%	71%

Total gross profit for the three months ended March 31, 2022, increased by $35.3 million, or 32% compared to the three months ended March 31, 2021. Total gross margin was 71% for the three months ended March 31, 2022, compared to 71% for the same period of 2021.

Research and Development

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and development	$50,852	$39,274	$11,578	29%

Research and development expenses for the three months ended March 31, 2022, increased by $11.6 million, or 29%, compared to the three months ended March 31, 2021. The increase was due primarily to an increase of $11.4 million in employee-related costs from higher headcount.

Research and development headcount increased approximately 38% from the first quarter of 2021 to the first quarter of 2022. Employee-related costs increased due primarily to a $5.5 million increase in salaries and benefits, a $4.1 million increase in stock-based compensation expense, and a $1.8 million increase in compensation expense related to our bonus plans.

Sales and Marketing

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$86,447	$64,093	$22,354	35%

Sales and marketing expenses for the three months ended March 31, 2022, increased by $22.4 million, or 35%, compared to the three months ended March 31, 2021. The increase was due primarily to an increase of $11.9 million in employee-related costs, an increase of $3.1 million for partner commission expense, an increase of $2.9 million in marketing campaign expenses, an increase of $2.1 million in amortization expense, an increase of $1.8 million in allocated overhead cost, and an increase of $0.5 million in third-party purchased software costs.

Sales and marketing headcount increased approximately 21% from the first quarter of 2021 to the first quarter of 2022. Employee-related costs increased due primarily to a $6.8 million increase in salaries and benefits, a $2.7 million increase in stock-based compensation expense, a $1.3 million increase in sales commission expense, a $0.6 million increase in travel costs due to more in-person meetings and events, and a $0.5 million increase in contract and temporary employee costs. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, which will increase travel costs.

Partner commission expense increased due primarily to higher revenues. Marketing campaign expenses increased due primarily to increased spending on online advertising (including pay-per-click advertising) on existing campaigns and new online advertising for recent acquisitions. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions and fair value adjustments to acquired intangibles. Third-party purchased software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and increased spending for new marketing analytics tools.

General and Administrative

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$42,194	$31,199	$10,995	35%

General and administrative expenses for the three months ended March 31, 2022, increased by $11.0 million, or 35%, compared to the three months ended March 31, 2021. The increase was due primarily to an increase of $8.3 million in employee-related costs, an increase of $1.4 million in software hosting and third-party purchased software costs, an increase of $1.2 million in outside professional services expense, and an increase of $0.5 million in merchant fees, partially offset by a $0.3 million decrease in non-income tax expenses.

General and administrative headcount increased approximately 33% from the first quarter of 2021 to the first quarter of 2022. Employee-related costs increased due primarily to a $5.4 million increase in stock-based compensation expense, a $2.4 million increase in salaries and benefits, a $0.4 million increase in contract and temporary employee costs, and a $0.2 million increase in travel costs.

Software hosting and third-party purchased software costs increased due primarily to an increase in the number of licenses purchased due to increased headcount, higher subscription fees, and increased investment in security systems. Outside professional services expenses increased due primarily to increased investment in employee training and development programs, financial system enhancements, and acquisition-related costs. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Non-income tax expenses decreased due primarily to lower state indirect taxes.

Total Other Income (Expense), Net

	For the Three Months Ended March 31,		Change
	2022	2021	Amount
	(dollars in thousands)
Other income (expense), net
Fair value changes in earnout liabilities	$4,001	$(1,350)	$5,351
Interest income	186	24	162
Interest expense	(1,496)	—	(1,496)
Other income (expense), net	126	(924)	1,050
Total other income (expense), net	$2,817	$(2,250)	$5,067

Total other income (expense), net for the three months ended March 31, 2022, was $2.8 million of income compared to $2.3 million of expense for the three months ended March 31, 2021. Fair value changes in earnout liabilities were $4.0 million of income for the three months ended March 31, 2022, compared to $1.4 million of expense for the same period in 2021. During the three months ended March 31, 2022, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR, Business Licenses, Davo, CrowdReason, and Track1099 resulted in other income of $4.0 million. During the three months ended March 31, 2021, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR and Business Licenses resulted in other expense of $1.4 million. Interest income increased due primarily to an increase in the interest rate earned on our cash and cash equivalents enhanced by higher average cash balances in the first quarter of 2022. Interest expense was $1.5 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021. Interest expense increased due to accrual of contractual interest and amortization of the issuance costs on our 2026 Notes issued in the third quarter of 2021, for which there is no comparable expense for the three months ended March 31, 2021. Other income (expense), net was $0.1 million income for the three months ended March 31, 2022, compared to $0.9 million expense for the three months ended March 31, 2021, due primarily to gains on foreign exchange rates in the current period compared to losses on foreign exchange rates in the prior period.

Provision for Income Taxes

	For the Three Months Ended March 31,		Change
	2022	2021	Amount
	(dollars in thousands)
Provision for income taxes	$(285)	$(2,357)	$2,072

The provision for income taxes for the three months ended March 31, 2022, was $0.3 million compared to a provision for income taxes of $2.4 million for the three months ended March 31, 2021. The effective income tax rate was an expense of 0.9% for the three months ended March 31, 2022, compared to an expense of 8.5% for the three months ended March 31, 2021. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The decrease in expense and increase in effective rate is due primarily to income tax expense recorded in the first quarter of 2021 related to TTR purchase accounting adjustments that was not repeated in the first quarter of 2022.

We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses in the U.S., U.K., and Brazil, including in the first quarter of 2022. As a result, we have a full valuation allowance against our net deferred tax assets, including net operating loss carryforwards, and research and development tax credits. We expect to maintain a full valuation allowance for the foreseeable future.

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, and a private offering of convertible senior notes. As of March 31, 2022, we had $1.5 billion of cash and cash equivalents, most of which was held in money market accounts.

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

Future Cash Requirements

As of March 31, 2022, our cash and cash equivalents included proceeds from our previous public offerings of common stock and our private offering of the 2026 Notes. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to continue to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $1.5 billion as of March 31, 2022, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating Activities	$(23,066)	$(28,247)
Investing Activities	(8,053)	(5,844)
Financing Activities	929	13,554

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

For the three months ended March 31, 2022, net cash used in operating activities was $23.1 million compared to net cash used of $28.2 million for the three months ended March 31, 2021. The decrease in cash used in operations of $5.2 million was due primarily to an increase in cash collected from customers compared to the same period in 2021. The increase in cash collected from customers is due primarily to growing demand for our subscription and returns services and customer credit terms returning to more typical levels in the current period. In the prior year, we provided extended payment terms to some of our customers that were impacted by the COVID-19 pandemic.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software assets, and business acquisitions.

For the three months ended March 31, 2022, cash used in investing activities was $8.1 million compared to cash used of $5.8 million for the three months ended March 31, 2021. The increase in cash used in investing activities of $2.2 million was due primarily to an increase in cash paid for capitalized software development costs of $3.6 million and an increase in capital expenditures of $0.8 million, partially offset by a decrease in cash paid for acquisitions of businesses of $2.2 million. In the first quarter of 2022, cash paid for current period additions of capitalized software increased $2.5 million and cash paid for capitalized software costs previously included in accrued expenses increased $1.1 million. In the first quarter of 2021, we paid $1.5 million of additional purchase price to finalize net working capital and other adjustments related to the 2020 acquisitions of TTR and Impendulo and a $0.2 million deposit for the acquisition of Davo that closed in the second quarter of 2021.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance of common stock, our private offering of convertible senior notes, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the three months ended March 31, 2022, cash provided by financing activities was $0.9 million compared to cash provided of $13.6 million for the three months ended March 31, 2021. This decrease in cash provided by financing activities of $12.6 million was due primarily to a $10.8 million increase in deferred cash payments related to business combination earnouts, a $3.2 million decrease in cash proceeds from exercise of stock options, and a $1.5 million decrease from the net change in customer fund obligations, partially offset by a $2.0 million decrease in cash paid for purchase price holdbacks related to recent acquisitions, and a $0.9 million increase in cash proceeds from common stock purchased under our employee stock purchase plan.

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

Contractual Obligations and Commitments

For the three months ended March 31, 2022, our purchase commitments increased approximately $56.8 million compared to December 31, 2021, primarily related to software hosting and software license subscriptions that extend up to four years beyond March 31, 2022. There were no other material changes to our contractual obligations as of March 31, 2022, compared to December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the three months ended March 31, 2022 or 2021.

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

•

We calculate non-GAAP cost of revenue, non-GAAP research and development expense, non-GAAP sales and marketing expense, and non-GAAP general and administrative expense as GAAP cost of revenue, GAAP research and development expense, GAAP sales and marketing expense, and GAAP general and administrative expense, respectively, before stock-based compensation expense and the amortization of acquired intangible assets included in each of the expense categories.

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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$60,126	$44,496
Stock-based compensation expense	(3,759)	(2,032)
Amortization of acquired intangibles	(2,645)	(2,020)
Non-GAAP Cost of Revenue	$53,722	$40,444

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$144,404	$109,105
Stock-based compensation expense	3,759	2,032
Amortization of acquired intangibles	2,645	2,020
Non-GAAP Gross Profit	$150,808	$113,157

Reconciliation of Non-GAAP Gross Margin:
Gross margin	71%	71%
Stock-based compensation expense as a percentage of revenue	2%	1%
Amortization of acquired intangibles as a percentage of revenue	1%	1%
Non-GAAP Gross Margin	74%	74%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$50,852	$39,274
Stock-based compensation expense	(9,463)	(5,404)
Amortization of acquired intangibles	—	—
Non-GAAP Research and Development Expense	$41,389	$33,870

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$86,447	$64,093
Stock-based compensation expense	(6,711)	(4,055)
Amortization of acquired intangibles	(3,606)	(1,540)
Non-GAAP Sales and Marketing Expense	$76,130	$58,498

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$42,194	$31,199
Stock-based compensation expense	(12,717)	(7,366)
Amortization of acquired intangibles	(854)	(861)
Non-GAAP General and Administrative Expense	$28,623	$22,972

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(35,089)	$(25,461)
Stock-based compensation expense	32,650	18,857
Amortization of acquired intangibles	7,105	4,421
Non-GAAP Operating Income (Loss)	$4,666	$(2,183)

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(32,557)	$(30,068)
Stock-based compensation expense	32,650	18,857
Amortization of acquired intangibles	7,105	4,421
Non-GAAP Net Income (Loss)	$7,198	$(6,790)

Free cash flow:
Net cash used in operating activities	$(23,066)	$(28,247)
Less: Purchases of property and equipment	(2,148)	(1,366)
Less: Capitalized software development costs	(5,905)	(2,311)
Free cash flow	$(31,119)	$(31,924)

The following table reflects calculated billings and reconciles to GAAP revenues (in thousands):

	Three Months Ended
	Mar 31, 2022	Dec 31, 2021 (1)	Sep 30, 2021 (1)	Jun 30, 2021 (1)	Mar 31, 2021	Dec 31, 2020 (1)	Sep 30, 2020	Jun 30, 2020
Total revenue	$204,530	$195,142	$181,167	$169,067	$153,601	$144,760	$127,879	$116,487
Add:
Deferred revenue (end of period)	303,610	282,955	257,883	239,395	225,531	209,690	180,640	167,719
Contract liabilities (end of period)	897	6,918	8,597	11,406	12,466	10,134	7,673	6,195
Less:
Deferred revenue (beginning of period)	(282,955)	(257,883)	(239,395)	(225,531)	(209,690)	(180,640)	(167,719)	(165,369)
Contract liabilities (beginning of period)	(6,918)	(8,597)	(11,406)	(12,466)	(10,134)	(7,673)	(6,195)	(6,330)
Deferred revenue and contract liabilities assumed in business combinations	—	(747)	(430)	(886)	—	(9,194)	—	—
Calculated billings	$219,164	$217,788	$196,416	$180,985	$171,774	$167,077	$142,278	$118,702
(1) These quarters include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue and contract liabilities assumed in business combinations.

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Amended 2021 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1 in the Notes to Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1.5 billion as of both March 31, 2022, and December 31, 2021. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We hold funds on behalf of our customers for remittance to regulatory authorities primarily in cash and cash equivalents. We held $64.4 million and $62.5 million of our customers funds as of March 31, 2022, and December 31, 2021, respectively. Declines in interest rates could reduce future interest income earned on both cash and cash equivalents. We also invest a portion of our funds held from customers in marketable securities consisting primarily of treasury securities, which are classified as available-for-sale securities as of March 31, 2022, and December 31, 2021. Declines in interest rates would reduce future interest income earned on marketable securities. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates or other factors until such securities are sold or when decreases in fair value are deemed due to expected credit losses. We have not recorded credit impairment losses on our portfolio to date.

In August 2021, we completed a private offering of convertible senior notes. As of March 31, 2022, we had an outstanding principal balance on the 2026 Notes of $977.5 million. As the interest rate on the 2026 Notes is fixed, we do not have exposure to interest rate risk.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, most of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Changes in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For both the three months ended March 31, 2022, and 2021, approximately 7% of our revenues, respectively, were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations, and our risk grows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of March 31, 2022, due to the material weakness related to a lack of adequate controls to correctly recognize stock-based compensation cost for RSUs identified as of March 31, 2022, and described in our Amended 2021 Annual Report. Management, under the direction and supervision of our Chief Executive Officer and Chief Financial Officer, has performed additional review and analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weakness described in our Amended 2021 Annual Report, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Activities

The Company has taken steps to remediate the material weakness by providing additional training on use of the system-generated reports and has reviewed the parameters that are selected when generating such reports. Additionally, the Company has enhanced its review control to ensure verification of report parameters and has added a control to review report parameters for all new stock awards. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s Risk Factors as disclosed in our Amended 2021 Annual Report.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, filed August 10, 2018 (File No. 001-38525)).

10.3*	Avalara Inc. 2022 Executive and Leadership Bonus Plan, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALARA, INC.

Date: May 6, 2022	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)