Form 10-Q
period 2022-06-30
AVALARA, INC.
filed 2022-08-09
CIK 1348036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 88,265,657 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our expectations regarding the proposed transaction with affiliates of Vista Equity Partners and other future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements. In some cases you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “likely,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Forward-looking statements are based on information available to our management as of the date of this report and our management's good faith belief as of such date with respect to future events and are subject to a number of risks, uncertainties, and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to sustain our revenue growth rate, to achieve or maintain profitability, and to effectively manage our anticipated growth;
•	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
•	the timing of our introduction of new solutions or updates to existing solutions;
•	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
•	our ability to maintain and expand our strategic relationships with third parties;
•	our ability to deliver our solutions to customers without disruption or delay;
•	our exposure to liability from errors, delays, fraud, or system failures, which may not be covered by insurance;
•	our ability to expand our international reach;
•	the risk that the proposed transaction with Vista Equity Partners will not be consummated or will not be consummated in a timely manner;
•

the effect of the announcement of the proposed transaction on our ability to retain and hire key personnel and maintain relationships with our key business partners and customers, and others with whom we do business, or on our operating results and businesses generally;

•	risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction;
•	significant costs associated with the proposed transaction;
•	potential litigation relating to the proposed transaction;
•	restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities; and
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALARA, INC.

Consolidated Balance Sheets

(In thousands, except for per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,460,594	$1,514,064
Restricted cash	—	37,700
Trade accounts receivable—net of allowance for doubtful accounts of $5,560 and $5,803, respectively	115,523	114,248
Deferred commissions	18,629	16,364
Prepaid expenses and other current assets	43,244	29,267
Total current assets before customer fund assets	1,637,990	1,711,643
Funds held from customers	72,957	62,509
Receivable from customers—net of allowance of $533 and $439, respectively	1,889	1,472
Total current assets	1,712,836	1,775,624
Noncurrent assets:

Deferred commissions	56,946	52,155
Operating lease right-of-use assets—net	44,874	44,385
Property and equipment—net	52,765	46,464
Intangible assets—net	86,986	96,818
Goodwill	677,496	672,381
Other noncurrent assets	12,565	10,704
Total assets	$2,644,468	$2,698,531
Liabilities and shareholders' equity
Current liabilities:
Trade payables	$19,188	$16,683
Accrued expenses	80,897	109,792
Deferred revenue	306,834	280,816
Accrued purchase price related to acquisitions	5,597	51,476
Accrued earnout liabilities	38,135	33,151
Operating lease liabilities	12,076	11,453
Total current liabilities before customer fund obligations	462,727	503,371
Customer fund obligations	75,399	64,302
Total current liabilities	538,126	567,673
Noncurrent liabilities:
Convertible senior notes—net	963,029	961,259
Deferred revenue	859	2,139
Accrued purchase price related to acquisitions	6,720	7,988
Accrued earnout liabilities	59,424	81,485
Operating lease liabilities	43,620	45,614
Deferred tax liability	5,863	5,158
Other noncurrent liabilities	487	761
Total liabilities	$1,618,128	1,672,077
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par value – no shares issued and outstanding at June 30, 2022, and December 31, 2021, and 20,000 shares authorized as of June 30, 2022, and December 31, 2021	—	—
Common stock, $0.0001 par value – 88,123 and 87,087 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively, and 600,000 shares authorized as of June 30, 2022, and December 31, 2021	9	9
Additional paid-in capital	1,825,991	1,732,742
Accumulated other comprehensive loss	(8,386)	(3,428)
Accumulated deficit	(791,274)	(702,869)
Total shareholders’ equity	1,026,340	1,026,454
Total liabilities and shareholders' equity	$2,644,468	$2,698,531

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2022	2021
Revenue:
Subscription and returns	$189,764	$152,442
Professional services	18,829	16,625
Total revenue	208,593	169,067
Cost of revenue:
Subscription and returns	51,036	41,477
Professional services	11,036	7,836
Total cost of revenue	62,072	49,313
Gross profit	146,521	119,754
Operating expenses:
Research and development	56,647	41,234
Sales and marketing	101,242	72,651
General and administrative	44,592	36,113
Total operating expenses	202,481	149,998
Operating loss	(55,960)	(30,244)
Other income (expense):
Fair value changes in earnout liabilities	117	(1,181)
Interest income	1,859	23
Interest expense	(1,497)	—
Other income (expense), net	528	220
Total other income (expense), net	1,007	(938)
Loss before income taxes	(54,953)	(31,182)
(Provision for) benefit from income taxes	(895)	148
Net loss	$(55,848)	$(31,034)

Net loss per share attributable to common shareholders, basic and diluted	$(0.63)	$(0.36)
Weighted average shares of common stock outstanding, basic and diluted	87,989	86,090

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2022	2021
Revenue:
Subscription and returns	$376,630	$291,760
Professional services	36,493	30,908
Total revenue	413,123	322,668
Cost of revenue:
Subscription and returns	101,113	79,510
Professional services	21,085	14,299
Total cost of revenue	122,198	93,809
Gross profit	290,925	228,859
Operating expenses:
Research and development	107,499	80,508
Sales and marketing	187,689	136,744
General and administrative	86,786	67,312
Total operating expenses	381,974	284,564
Operating loss	(91,049)	(55,705)
Other income (expense):
Fair value changes in earnout liabilities	4,118	(2,531)
Interest income	2,045	47
Interest expense	(2,993)	—
Other income (expense), net	654	(704)
Total other income (expense), net	3,824	(3,188)
Loss before income taxes	(87,225)	(58,893)
Provision for income taxes	(1,180)	(2,209)
Net loss	$(88,405)	$(61,102)

Net loss per share attributable to common shareholders, basic and diluted	$(1.01)	$(0.71)
Weighted average shares of common stock outstanding, basic and diluted	87,728	85,765

AVALARA, INC.

Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	For the Three Months Ended June 30,
	2022	2021
Net loss	$(55,848)	$(31,034)
Other comprehensive (loss) income — Foreign currency translation	(3,611)	322
Total comprehensive loss	$(59,459)	$(30,712)

	For the Six Months Ended June 30,
	2022	2021
Net loss	$(88,405)	$(61,102)
Other comprehensive loss — Foreign currency translation	(4,958)	(68)
Total comprehensive loss	$(93,363)	$(61,170)

The accompanying notes are an integral part of these consolidated financial statements.

AVALARA, INC.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(88,405)	$(61,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	79,350	45,476
Depreciation and amortization	22,726	16,101
Amortization of debt issuance costs	1,771	—
Impairment of capitalized cloud computing costs	136	345
Deferred income tax expense	660	2,279
Non-cash operating lease costs	5,141	4,708
Fair value changes in earnout liabilities	(4,118)	2,531
Bad debt expense	1,309	976
Other	388	(122)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,357)	(8,412)
Prepaid expenses and other current assets	(14,096)	(10,563)
Deferred commissions	(7,056)	(9,773)
Other noncurrent assets	(1,996)	(1,597)
Trade payables	2,801	(2,890)
Accrued expenses	(31,447)	(3,532)
Deferred revenue	24,610	28,819
Operating lease liabilities	(6,279)	(5,941)
Net cash used in operating activities	(16,862)	(2,697)
Cash flows from investing activities:
Purchase of property and equipment	(3,110)	(3,070)
Capitalized software development costs	(11,179)	(5,953)
Cash paid for acquisitions of businesses, net of cash and restricted cash equivalents acquired	(11,713)	(24,009)
Cash paid for acquired intangible assets	—	(1,500)
Proceeds from maturity of customer fund available-for-sale securities	73	—
Net cash used in investing activities	(25,929)	(34,532)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,097	10,197
Proceeds from purchases of stock under employee stock purchase plan	8,006	7,088
Acquisition-related post-closing payments	(48,736)	(20,821)
Payments related to business combination earnouts	(10,770)	—
Payments related to asset acquisition earnouts	(636)	(690)
Payments on financed asset purchases	(125)	—
Net increase in customer fund obligations	11,097	2,895
Net cash used in financing activities	(37,067)	(1,331)
Foreign currency effect	(777)	(422)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(80,635)	(38,982)
Cash, cash equivalents, restricted cash, and restricted cash equivalents—Beginning of period	1,613,903	761,844
Cash, cash equivalents, restricted cash, and restricted cash equivalents—End of period	$1,533,268	$722,862

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$1,460,594	$639,479
Restricted cash	—	37,803
Restricted cash equivalents—funds held from customers	72,674	45,580
Total cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$1,533,268	$722,862

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow disclosures:
Cash paid for interest expense	$1,140	$—
Cash paid for operating lease liabilities	8,181	7,226
Cash paid for income taxes	1,023	437

Non-cash investing and financing activities:
Stock issued related to business combinations	$—	$22,971
Accrued purchase price related to acquisitions	1,728	2,600
Accrued value of earnout related to acquisitions of businesses	—	26,818
Accrued purchase of intangible assets	895	475
Customer fund obligations assumed in business combinations	—	12,464
Property and equipment additions in accounts payable and accrued expenses	643	682
Capitalized internally developed software costs included in accounts payable and accrued expenses	965	—
Stock-based compensation costs capitalized to internally developed software	1,481	549
Operating lease right-of-use assets in exchange for lease obligations	5,629	1,549

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

Interim Financial Information

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended by the Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2022 (the “Amended 2021 Annual Report”). The accompanying interim consolidated balance sheet as of June 30, 2022, the consolidated interim statements of operations, consolidated statements of comprehensive loss, and the consolidated statements of cash flows for the three and six months ended June 30, 2022 and 2021, are unaudited. The unaudited interim consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Prior Period Restatements and Adjustments

While preparing the financial statements for the first quarter of 2022, the Company discovered an error in its recognition of stock-based compensation expense for restricted stock units (“RSUs”) impacting previously reported interim and annual consolidated financial statements. In the previously presented consolidated financial statements, the correction resulted in an increase of $18.3 million to additional paid-in capital and accumulated deficit on the consolidated balance sheet as of December 31, 2021, an increase of $3.4 million to stock-based compensation and net loss on the consolidated statement of operations for the three months ended June 30, 2021, and an increase of $3.5 million to stock-based compensation and net loss on the consolidated statement of operations and the consolidated statement of cash flows for the six months ended June 30, 2021. The correction increased net loss and total comprehensive loss by $3.4 million and $3.5 million on the consolidated statement of comprehensive loss for the three and six months ended June 30, 2021, respectively. The correction did not change total net cash used in operating activities on the consolidated statement of cash flows for the six months ended June 30, 2021. The correction increased additional paid-in capital and accumulated deficit by $7.9 million and $11.4 million on the consolidated statement of shareholders’ equity as of January 1, 2021 and June 30, 2021, respectively, with no change to total shareholders’ equity. An explanation of the impact on the consolidated financial statements is contained in “Note 15—Correction of Previously Issued Consolidated Financial Statements” to the accompanying consolidated financial statements included in the Amended 2021 Annual Report, and the impact to each quarterly period consolidated statement of operations is included in “Quarterly Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included in the Amended 2021 Annual Report.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and judgments related to revenue are described below in the Revenue Recognition Accounting Policy. Significant estimates impacting expenses include: expected credit losses associated with the allowance for doubtful accounts; the measurement of fair values of stock-based compensation award grants; the expected payout level of performance share unit grants; the expected earnout obligations in connection with acquisitions; the expected term of the customer relationship for capitalized contract cost amortization; the valuation and useful lives of acquired intangible assets; the valuation of the fair value of reporting units for analyzing goodwill; the estimated business performance metrics as of the interim period for the annual bonus accrual; and the capitalization and useful life of capitalized software development costs. Actual results could materially differ from those estimates.

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

The following table details funds held from customers and customer fund obligations held by the Company and by the Customer Trust as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Funds held from customers (current assets):
Restricted cash equivalents – Company	$151	$13
Restricted cash equivalents – Customer Trust	72,523	62,126
Available-for-sale securities – Customer Trust	283	370
Funds held from customers	$72,957	$62,509
Customer fund obligations (current liabilities):
Customer fund obligations – Company	$75,399	$64,302
Customer fund obligations	$75,399	$64,302

Receivable from customers, net was $1.9 million and $1.5 million as of June 30, 2022, and December 31, 2021, respectively.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which these costs are incurred. The results of operations of an acquired business are included in the consolidated financial statements beginning at the acquisition date. Goodwill is tested for impairment annually on October 31, or in the event of certain occurrences. There was no goodwill impairment recorded for the three and six months ended June 30, 2022, respectively or the year ended December 31, 2021.

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

Capitalized Software

Software development costs for internal-use software (i.e., cloud-based software solutions) are capitalized once the project is in the application development stage in accordance with the accounting guidance for internal-use software. These capitalized costs include external direct costs of services consumed in developing or obtaining the software and personnel expenses for employees who are directly associated with the development. Capitalization of these costs concludes once the project is substantially complete, and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. For the three and six months ended June 30, 2022, $6.9 million and $12.3 million of software development costs were capitalized, respectively. For the three and six months ended June 30, 2021, $4.0 million and $6.5 million of software development costs were capitalized, respectively. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, generally 3 to 6 years. Software development costs are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment is recognized in the event the carrying value of such assets is not recoverable. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. No impairment of long-lived assets occurred in the three and six months ended June 30, 2022, respectively or for the year ended December 31, 2021.

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

In connection with the offering of the 2026 Notes, the Company purchased capped calls from certain financial institutions with respect to its common stock. As the capped calls are both legally detachable and separately exercisable from the 2026 Notes, the Company accounts for the capped calls separately from the 2026 Notes. The capped calls are indexed to the Company’s own common stock and classified in stockholder’s equity. As such, the premiums paid for the capped calls have been included as a net reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2022, and December 31, 2021.

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

2.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following financial assets and liabilities are measured at fair value on a recurring basis. The fair values recognized in the accompanying consolidated balance sheets and the level within the fair value hierarchy in which the fair value measurements fall is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
June 30, 2022	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,393,015	$1,393,015	$—	$—
Available-for-sale securities:
U.S. treasury securities	283	283	—	—
Earnouts related to business combinations	96,640	—	—	96,640

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
December 31, 2021	Value	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,439,522	$1,439,522	$—	$—
Available-for-sale securities:
U.S. treasury securities	370	370	—	—
Earnouts related to business combinations	113,978	—	—	113,978

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

The following table provides summary information of the assumptions used to calculate the estimated earnout liabilities related to 2021 and 2020 acquisitions (in thousands):

	Year of				Discount Rate as of		Balance as of	Balance as of
Acquisition	Acquisition	Earnout Target	Method	Earnout Period	June 30, 2022		June 30, 2022	December 31, 2021
CrowdReason	2021	Specific revenue growth thresholds through October 2024, with a cap of $30.0 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	October 2024	6.0%	(a)	$23,261	$26,320
Track1099	2021	Specific revenue growth thresholds through April 2023, with a cap of $12.5 million; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	April 2023	14.0%	(a)	6,639	7,880
Davo	2021	Specific revenue growth thresholds through March 2023, with no cap; to be settled in cash.	Probability-weighted discounted cash flows and Monte Carlo simulation	March 2023	9.5%	(a)	36,140	35,885
Transaction Tax Resources (“TTR”)	2020	Specific revenue growth thresholds through December 2022, with cap of $26.4 million; to be settled in cash. (c)	Probability-weighted discounted cash flows and Monte Carlo simulation	December 2022	16.0%	(c)	12,200	24,830
Business Licenses	2020	Achievement of certain performance metrics through November 2024, with cap of $20.7 million; to be settled in common stock.	Scenario-based approach	November 2024	9.5%	(b)	18,400	19,063
Balance end of period							$96,640	$113,978

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

(c)   $13.2 million was paid on March 2, 2022 in satisfaction of the first earnout period for TTR. The second earnout period, if achieved, is payable in March 2023. The discount rate of 16% was only used for revenue that was non-contracted as of June 30, 2022. The discount rate of 16% was calculated using the build-up method with a risk-free rate commensurate with the term of the earnout based on the equity, asset and revenue betas, size premium, and the Company’s specific risk premium, as well as the market risk premium using a bottom-up approach. For contracted revenue, no risk adjusted discount rate was assumed, other than the cost of debt, as it is not subject to forecasting uncertainty.

A reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs, is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Earnout liabilities related to business combinations:
Balance beginning of period	$96,757	$37,653
Fair value recorded at acquisition	—	28,620
Fair value changes included in other (income) expense, net	(117)	1,181
Balance end of period	$96,640	$67,454

	For the Six Months Ended June 30,
	2022	2021
Earnout liabilities related to business combinations:
Balance beginning of period	$113,978	$34,501
Fair value recorded at acquisition	—	28,620
Measurement period adjustments	—	1,802
Payments of earnout liabilities	(13,220)	—
Fair value changes included in total other (income) expense, net	(4,118)	2,531
Balance end of period	$96,640	$67,454

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

Fair Value of Other Financial Instruments

The Company has $977.5 million in principal amount of the 2026 Notes. See Note 9 for further details. The Company carries the 2026 Notes at par value less unamortized debt issuance costs on its consolidated balance sheets as of June 30, 2022, and December 31, 2021, and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, based on a market approach as of June 30, 2022, was approximately $767.4 million, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the actual bids and offers of the 2026 Notes in an over-the-counter market on the last trading day of the quarter.

3.Balance Sheet Detail

Property and equipment, net consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Life (Years)	2022	2021
Computer equipment and software	3 to 5	$21,894	$19,923
Internally developed software	3 to 6	38,562	27,099
Furniture and fixtures	5	6,623	6,425
Office equipment	2 to 5	1,358	1,275
Leasehold improvements	1 to 10	29,893	30,046
		98,330	84,768
Accumulated depreciation		(45,565)	(38,304)
Property and equipment—net		$52,765	$46,464

Depreciation expense was $4.3 million and $8.3 million for the three and six months ended June 30, 2022, respectively, and $2.8 million and $5.4 million for the three and six months ended June 30, 2021, respectively.

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Licenses and subscriptions	$23,591	$14,511
Prepaid and other current taxes	2,470	3,132
Deposits	3,199	3,746
Prepaid employee related expenses	3,204	2,780
Capitalized cloud computing implementation costs	2,980	1,708
Prepaid insurance	2,640	—
Other	5,160	3,390
Total	$43,244	$29,267

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued bonus	$20,434	$40,853
Accrued partner commissions	12,624	13,088
Accrued payroll and related taxes	14,523	10,208
Employee stock purchase plan contributions	6,231	7,113
Accrued sales commissions	6,649	7,007
Contract liabilities	643	6,918
Accrued federal, state, local, and foreign taxes	4,281	3,926
Self-insurance reserves	2,642	2,401
Accrued interest payable on convertible senior notes	1,025	944
Other	11,845	17,334
Total	$80,897	$109,792

4. Acquisitions of Businesses

2022 Acquisitions

On May 3, 2022, the Company acquired substantially all the assets of Paper Crane, Inc (“Paper Crane”) under an Asset Purchase Agreement (the “Paper Crane Purchase”). Paper Crane is a US-based company that provides geospatial software, services, content and automated analysis. The acquisition will help expand and improve Avalara’s property tax offerings. The Company accounted for the Paper Crane Purchase as a business combination. The total preliminary consideration related to this transaction is $10.5 million, consisting of $9.2 million cash paid at close and an acquisition holdback with a fair value upon acquisition of $1.3 million. The preliminary fair values of the assets acquired and the liabilities assumed in the Paper Crane Purchase as of the acquisition date include intangible assets of $3.2 million, primarily attributable to developed technology and goodwill of $7.3 million.

For the six months ended June 30, 2022, the Company completed one additional acquisition for consideration of $3.3 million. This entity has been included in our consolidated results of operations since its acquisition date.

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

The total consideration transferred related to this transaction was €31.8 million (or approximately $37.4 million using the exchange rate on April 1, 2021), consisting of net cash consideration of $14.5 million and 164,416 shares of the Company’s common stock paid at closing with an acquisition date fair value of $23.0 million. Net cash consideration consists of $12.2 million cash paid at closing, and a $2.4 million cash deposit paid in the fourth quarter of 2020, offset by $0.2 million cash received by the Company in the third quarter of 2021 as a result of net working capital adjustments. A portion of shares issued are held in escrow as of June 30, 2022, and will be released to the Inposia shareholders during the 18 months following the acquisition, subject to reduction for certain indemnification and other potential obligations of the Inposia shareholders. The shares held in escrow are considered issued and outstanding and are recorded in shareholders’ equity on the consolidated balance sheet as of December 31, 2021 and June 30, 2022.

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

April 2021 Acquisition of Davo

On April 20, 2021, the Company acquired substantially all the assets of Davo Technologies LLC, a Delaware limited liability company (“Davo”) under an Asset Purchase Agreement (the “Davo Purchase”). Davo helps emerging small businesses automate the daily and ongoing requirements for sales tax. As a result of the acquisition, Davo extends Avalara’s ability to provide integrated sales tax compliance processes to alleviate the burden of compliance on small businesses. The Company accounted for the Davo Purchase as a business combination. Acquisition-related costs of $0.1 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

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

September 2021 Acquisition of 3CE

On September 7, 2021, the Company acquired substantially all the assets of 3CE Technologies, Inc (“3CE”) under an Asset Purchase Agreement (the “3CE Purchase”). 3CE is a Canadian company that provides software and services for Harmonized System code classifications and verifications, primarily to government entities and logistics services providers. The acquisition will expand and improve Avalara’s Harmonized System classification content and provide a new self-service model to sell to the Company’s customers. The Company accounted for the 3CE purchase as a business combination. The total consideration related to this transaction is $11.2 million, consisting of $9.9 million cash paid at close and an acquisition holdback with a fair value upon acquisition of $1.3 million. The fair values of the assets acquired and the liabilities assumed in the 3CE Purchase as of the acquisition date include intangible assets of $3.7 million, primarily attributable to developed technology and customer relationships and goodwill of $7.1 million.

October 2021 Acquisition of Track1099

On October 1, 2021, the Company acquired substantially all the assets of Track1099 LLC, a Delaware limited liability company (“Track1099”) under an Asset Purchase Agreement (the “Track1099 Purchase”). Track1099 provides online software and services for cost-effectively managing, e-filing, and e-delivering Internal Revenue Service forms, including Forms 1099, W-2, and W-9. The Company accounted for the Track1099 Purchase as a business combination. Acquisition related costs of $0.1 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

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

Preliminary total consideration as of June 30, 2022, is presented below (in thousands):

Total Consideration (preliminary)
Cash paid through closing	$35,000
Fair value of earnout provision	8,820
Fair value of holdbacks	4,984
Total consideration	$48,804

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the Track1099 Purchase as of the acquisition date are provided in the following table (in thousands):

As of June 30, 2022
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

October 2021 Acquisition of CrowdReason and CorrelationAdvisors

On October 18, 2021, the Company acquired substantially all the assets of CrowdReason Limited Liability Company, a Texas limited liability company (“CrowdReason”) and CorrelationAdvisors, LLC, a Texas limited liability company (“CorrelationAdvisors”) under an Asset Purchase Agreement (the “CrowdReason Purchase”). CrowdReason is a technology services company that provides software applications, solutions, and services for property tax compliance. CorrelationAdvisors provides consulting services related to property valuation and property tax compliance. The Company accounted for the CrowdReason Purchase as a business combination. Acquisition-related costs of $0.2 million were primarily for legal and due-diligence related fees and were recorded in general and administrative expense.

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

Preliminary total consideration as of June 30, 2022, is presented below (in thousands):

Total Consideration (preliminary)
Cash paid through closing	$8,317
Fair value of earnout provision	26,320
Fair value of holdbacks	1,727
Total consideration	$36,364

Preliminary estimated fair values of the assets acquired and the liabilities assumed in the CrowdReason Purchase as of the acquisition date are provided in the following table (in thousands):

As of June 30, 2022
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

Activity Related to Prior Acquisitions

See Note 2 for activity related to accrued earnout liabilities. In addition, during the second quarter of 2022, the Company paid $48.8 million in post-closing payments for the settlement of accrued purchase price related to acquisitions of TTR and Business Licenses. The funds for payment of the $37.7 million TTR holdback were recorded as restricted cash – current and the liability was included in accrued purchase price related to acquisitions – current on the consolidated balance sheet as of December 31, 2021.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Avalara and all 2022 acquisitions as though the companies were combined as of January 1, 2021, and all 2021 acquisitions as though the companies were combined as of January 1, 2020. The unaudited pro forma financial information presented also includes certain business combination accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets. No adjustments were made for the fair value of deferred revenue and contract liabilities or fair value measurement adjustments for earnout liabilities. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had occurred on the dates indicated.

	For the Three Months Ended June 30,
	2022	2021
Total revenue	$208,637	$171,198
Pre-tax loss	(54,941)	(33,107)

	For the Six Months Ended June 30,
	2022	2021
Total revenue	$413,326	$334,591
Pre-tax loss	(87,490)	(59,551)

5.Revenue

See Note 1 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of Revenue

The following table disaggregates revenue generated within the United States (“U.S.”) from revenue generated from customers outside of the U.S. Revenue for transaction tax compliance in the U.S. is further disaggregated based on the solutions or services purchased by customers. Total revenues consisted of the following (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Revenue (U.S.):
Subscription and returns
Tax calculations	$106,453	$83,366
Tax returns and compliance management	71,701	56,752
Interest income on funds held for customers	305	202
Total subscription and returns	178,459	140,320
Professional services	16,981	14,571
Total revenue (U.S.)	195,440	154,891
Total revenue (non-U.S.)	13,153	14,176
Total revenue	$208,593	$169,067

	For the Six Months Ended June 30,
	2022	2021
Revenue (U.S.):
Subscription and returns
Tax calculations	$206,954	$159,763
Tax returns and compliance management	145,428	109,599
Interest income on funds held from customers	512	342
Total subscription and returns	352,894	269,704
Professional services	33,022	27,859
Total revenue (U.S.)	385,916	297,563
Total revenue (non-U.S.)	27,207	25,105
Total revenue	$413,123	$322,668

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

Contract Liabilities

A summary of the activity impacting the contract liabilities during the three and six months ended June 30, 2022 and 2021 and 2021, is presented below (in thousands):

	Three Months Ended June 30,
	2022	2021
Contract liabilities:
Balance beginning of period	$897	$12,466
Contract liabilities transferred to deferred revenue	(528)	(5,265)
Addition to contract liabilities	274	4,205
Balance end of period	$643	$11,406

	For the Six Months Ended June 30,
	2022	2021
Contract liabilities:
Balance beginning of period	$6,918	$10,134
Contract liabilities transferred to deferred revenue	(6,992)	(9,131)
Addition to contract liabilities	717	10,403
Balance end of period	$643	$11,406

As of June 30, 2022, contract liabilities are expected to be transferred to deferred revenue within the next 12 months and therefore are included in accrued expenses on the consolidated balance sheets. As of December 31, 2021, the majority of the contract liability balance related to a single marketplace partner. During the first quarter of 2022, the agreement with this partner was amended such that amounts are no longer presented separately as contract liabilities.

Deferred Revenue

A summary of the activity impacting deferred revenue balances during the three and six months ended June 30, 2022 and 2021, is presented below (in thousands):

	Three Months Ended June 30,
	2022	2021
Deferred revenue:
Balance beginning of period	$303,610	$225,531
Revenue recognized	(208,593)	(169,067)
Additional amounts deferred	212,676	182,931
Balance end of period	$307,693	$239,395

	For the Six Months Ended June 30,
	2022	2021
Deferred revenue:
Balance beginning of period	$282,955	$209,690
Revenue recognized	(413,123)	(322,668)
Additional amounts deferred	437,861	352,373
Balance end of period	$307,693	$239,395

As of June 30, 2022, $306.8 million of deferred revenue is expected to be recognized within the next 12 months and is included in current liabilities on the consolidated balance sheets. The remaining amount of deferred revenue is included in noncurrent liabilities and is expected to be recognized within the next 18 months.

Assets Recognized from the Costs to Obtain Contracts with Customers

Assets are recognized for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These deferred commissions are amortized over an expected period of benefit of generally six years.

A summary of the activity impacting the deferred commissions during the three and six months ended June 30, 2022 and 2021, is presented below (in thousands):

	Three Months Ended June 30,
	2022	2021
Deferred commissions:
Balance beginning of period	$70,767	$53,230
Additional commissions deferred	9,611	10,907
Amortization of deferred commissions	(4,803)	(3,494)
Balance end of period	$75,575	$60,643

	For the Six Months Ended June 30,
	2022	2021
Deferred commissions:
Balance beginning of period	$68,519	$50,870
Additional commissions deferred	16,443	16,602
Amortization of deferred commissions	(9,387)	(6,829)
Balance end of period	$75,575	$60,643

As of June 30, 2022, $18.6 million of deferred commissions are expected to be amortized within the next 12 months and are included in current assets on the consolidated balance sheets. The remaining amount of deferred commissions is included in noncurrent assets. There were no impairments of assets related to deferred commissions during the six months ended June 30, 2022 or 2021. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2022, or 2021 as these costs were not material.

Remaining Performance Obligations

Contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These amounts include deferred revenue that has been invoiced and non-cancellable amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, the remaining performance obligations to which enforceable rights exist are $394.3 million, of which $382.5 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter. Of the remaining performance obligations as of June 30, 2022, $86.6 million relates to non-cancellable amounts that have not yet been invoiced, of which $75.7 million is expected to be recognized as revenue over the next 12 months with the remaining amount thereafter.

6.Intangible Assets

Intangible assets consisted of the following (in thousands):

		June 30, 2022
	Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	1 to 7	$4,500	$(2,683)	$1,817
Customer relationships	4 to 10	74,993	(29,102)	45,891
Developed technology	1 to 6	77,431	(43,300)	34,131
Noncompetition agreements	3 to 5	6,479	(2,359)	4,120
Tradename and trademarks	1 to 3	7,250	(6,223)	1,027
		$170,653	$(83,667)	$86,986

		December 31, 2021
	Useful Life (Years)	Gross	Accumulated Amortization	Net
Backlog	3	$4,500	$(1,816)	$2,684
Customer relationships	3 to 10	75,188	(23,795)	51,393
Developed technology (1)	3 to 8	72,723	(37,333)	35,390
Noncompetition agreements	3 to 5	6,452	(1,725)	4,727
Tradename and trademarks	1 to 4	7,267	(4,643)	2,624
		$166,130	$(69,312)	$96,818

(1) Developed technology intangible assets include IPR&D of $0.4 million as of December 31, 2021, which is not subject to amortization.

Finite-lived intangible assets are amortized over their estimated useful life. Finite-lived intangible assets amortization expense was $7.3 million and $14.5 million for the three and six months ended June 30, 2022, respectively, and $6.2 million and $10.6 million for the three and six months ended June 30, 2021, respectively.

Acquisitions of finite-lived intangible assets

In May 2018, the Company acquired developed technology to facilitate cross-border transactions (e.g., tariffs and duties), from Tradestream Technologies Inc. and Wise 24 Inc. (the “Sellers”) for cash and common stock. This acquisition was accounted for as an asset acquisition. Total consideration for the purchase will not exceed $30 million, inclusive of an earnout computed on future billings recognized by the Company over six years post acquisition.   The earnout is payable in cash or common stock at the end of each six-month measurement period ending on June 30 or December 31 through 2023. Through June 30, 2022, the sellers have earned approximately $3.2 million under the earnout provision since the acquisition date. An earnout liability of $0.9 million was recorded within the current portion of accrued earnout liabilities as of June 30, 2022, for the earnout period ending June 30, 2022, and is expected to be paid in cash to the sellers in the third quarter of 2022.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2022, are summarized as follows (in thousands):

Balance—December 31, 2021	$672,381
Additions - 2022 acquisitions (1)	8,972
Cumulative translation adjustments	(3,857)
Balance—June 30, 2022	$677,496

               (1) See Note 4 for additions details

Goodwill is tested for impairment annually on October 31 at the reporting unit level or whenever circumstances occur indicating goodwill might be impaired. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, the Company will conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The Company has three reporting units for goodwill impairment testing consisting of its U.S., European, and Brazilian operations. As of June 30, 2022, the Brazilian reporting unit had no associated goodwill.

During the second quarter of 2022, the Company observed a decline in the market valuation of the Company’s common shares along with a decline in the macroeconomic environment. As a result, the Company evaluated whether such events would indicate the fair values of its reporting units were below their respective carrying values. Management did not identify any factors that would indicate the fair values of the Company’s reporting units were below their respective carrying values. However, the Company continues to monitor the key inputs to the fair value of its European reporting unit, which includes significant revenue growth from a single marketplace partner. A further decline in market capitalization of the Company, macroeconomic conditions, or internal cashflow forecasts could result in an impairment of some or all of the goodwill associated with the European reporting unit in future periods. The carrying value of goodwill for the European reporting unit as of June 30, 2022 is approximately $44.3 million.

7.Leases

Total lease cost, net of sublease income, was $4.1 million and $7.9 million for the three and six months ended June 30, 2022, respectively, and $4.4 million and $8.3 million for the three and six months ended June 30, 2021, respectively. Sublease income was $0.5 million and $0.9 million for the three and six months ended June 30, 2022, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. Leases that commenced in the first half of 2022 increased operating lease right-of-use assets by $5.6 million.

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

As of June 30, 2022, none of the conversion conditions of the 2026 Notes described in the Amended 2021 Annual Report were met.

The net carrying amount of the 2026 Notes was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Principal	$977,500	$977,500
Unamortized debt issuance costs	(14,471)	(16,241)
Net carrying amount	$963,029	$961,259

The following table sets forth the interest expense recognized related to the 2026 Notes (in thousands):

For the Three Months Ended June 30,
2022
Contractual interest expense	$611
Amortization of debt issuance costs	886
Total interest expense related to 2026 Notes	$1,497

For the Six Months Ended June 30,
2022
Contractual interest expense	$1,222
Amortization of debt issuance costs	1,771
Total interest expense related to 2026 Notes	$2,993

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

The changes to the Company’s shareholders’ equity during the six months ended June 30, 2022, is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	87,086,665	$9	$1,732,742	$(3,428)	$(702,869)	$1,026,454
Exercise of stock options	107,623		2,281			2,281
Vesting of restricted stock units	466,497
Vesting of performance share units	38,291
Stock-based compensation cost			33,371			33,371
Shares issued under employee stock purchase plan	85,926		8,006			8,006
Loss on translation adjustment				(1,347)		(1,347)
Net loss					(32,557)	(32,557)
Balance at March 31, 2022	87,785,002	$9	$1,776,400	$(4,775)	$(735,426)	$1,036,208
Exercise of stock options	110,997		1,816			1,816
Vesting of restricted stock units	227,429
Stock-based compensation cost			47,775			47,775
Loss on translation adjustment				(3,611)		(3,611)
Net loss					(55,848)	(55,848)
Balance at June 30, 2022	88,123,428	$9	$1,825,991	$(8,386)	$(791,274)	$1,026,340

The changes to the Company’s shareholders’ equity for the six months ended June 30, 2021, is as follows (in thousands, except share data):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	85,057,727	$9	$1,648,741	$(1,339)	$(567,251)	$1,080,160
Exercise of stock options	296,226		5,529			5,529
Vesting of restricted stock units	346,008
Stock-based compensation cost			19,127			19,127
Shares issued under employee stock purchase plan	60,064		7,088			7,088
Loss on translation adjustment				(390)		(390)
Net loss					(30,068)	(30,068)
Balance at March 31, 2021	85,760,025	$9	$1,680,485	$(1,729)	$(597,319)	$1,081,446
Exercise of stock options	253,395		4,668			4,668
Vesting of restricted stock units	75,571					—
Stock-based compensation cost			26,976			26,976
Shares issued for acquisitions of businesses	164,416		22,971			22,971
Gain on translation adjustment				322		322
Net loss					(31,034)	(31,034)
Balance at June 30, 2021	86,253,407	$9	$1,735,100	$(1,407)	$(628,353)	$1,105,349

11.Equity Incentive Plans

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock awards, RSUs, PSUs, and purchase rights. As of June 30, 2022, the Company had stock options outstanding under the 2018 Plan and the 2006 Equity Incentive Plan (the “2006 Plan”), RSUs and PSUs outstanding under the 2018 Plan, and purchase rights issued under the ESPP. The 2018 Plan became effective in connection with the Company’s initial public offering at which time the 2006 Plan was terminated. Outstanding awards under the 2006 Plan continue to be subject to the terms and conditions of the 2006 Plan.

As of June 30, 2022, 5,537,432 shares were subject to outstanding awards under the 2018 plan and 14,180,777 shares were available for issuance under the 2018 Plan. As of June 30, 2022, 983,868 shares were subject to outstanding stock options under the 2006 Plan.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to equity incentive awards as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation cost:
Stock options	$2,036	$3,074	$4,197	$6,297
Restricted stock units	39,199	18,321	61,327	30,090
Performance share units	5,669	4,632	13,482	7,464
Employee stock purchase plan	871	949	2,140	2,252
Total stock-based compensation cost	$47,775	$26,976	$81,146	$46,103

The amount of stock-based compensation cost above capitalized to internally developed software and cloud computing arrangements in accordance with the accounting guidance for internal-use software was $1.2 million and $1.8 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The Company uses the straight-line attribution method for recognizing stock-based compensation expense.

Stock Options

The following table summarizes stock option activity for the Company’s stock-based compensation plans for the six months ended June 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in Years)	(in thousands)
Options outstanding as of January 1, 2022	2,278,789	$33.52	6.30	$217,824
Options granted	—	$—
Options exercised	(218,620)	$18.74
Options cancelled or expired	(4,824)	$101.44
Options outstanding as of June 30, 2022	2,055,345	$34.94	5.87	$73,302
Options exercisable as of June 30, 2022	1,770,387	$30.74	5.66	$70,574

The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $15.1 million and $70.7 million, respectively. As of June 30, 2022, $6.9 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Units

The following table summarizes RSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Restricted Stock Units	Value Per Share
RSUs outstanding as of January 1, 2022	2,861,963	$99.41
RSUs granted	2,222,991	94.95
RSUs vested	(693,926)	86.66
RSUs cancelled	(225,035)	97.14
RSUs outstanding as of June 30, 2022	4,165,993	$99.28

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

As of June 30, 2022, $348.4 million of total unrecognized compensation cost related to RSUs was expected to be recognized over a weighted average period of approximately 2.7 years.

Performance Share Units

The following table summarizes PSU activity for the Company’s stock-based compensation plans for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Performance Share Units	Value Per Share
PSUs outstanding as of January 1, 2022	114,890	$147.26
PSUs granted	223,363	98.90
PSUs vested	(38,291)	147.26
PSUs cancelled	—	—
PSUs outstanding as of June 30, 2022	299,962	$111.25

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

As of June 30, 2022, $40.3 million of total unrecognized compensation cost related to PSUs was expected to be recognized over a weighted average period of approximately 1.7 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2022, 85,926 shares of common stock were purchased under the ESPP.

As of June 30, 2022, there was approximately $0.3 million of unrecognized stock-based compensation cost related to the ESPP that is expected to be recognized over the remaining term of the offering period that began on February 1, 2022 and will end on July 31, 2022.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(55,848)	$(31,034)	$(88,405)	$(61,102)
Denominator:
Weighted-average common shares outstanding-basic	87,989	86,090	87,728	85,765
Dilutive effect of share equivalents resulting from stock options, RSUs, PSUs, ESPP shares, and convertible senior notes (if converted)	—	—	—	—
Weighted-average common shares outstanding-diluted	87,989	86,090	87,728	85,765
Net loss per common share, basic and diluted	$(0.63)	$(0.36)	$(1.01)	$(0.71)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common shares	2,109	3,115	2,172	3,255
Unvested RSUs	4,087	2,746	3,474	2,504
Unvested PSUs	300	121	272	98
ESPP shares	50	38	30	22
Convertible senior notes (if converted)	4,100	—	4,100	—
Total	10,646	6,020	10,048	5,879

13.Subsequent Events

On July 25, 2022, the Company paid $18.2 million to the sellers of Davo in connection with the first earnout period of the Davo Purchase. The liability was included in accrued earnout liabilities, current on the consolidated balance sheet as of June 30, 2022.

  On August 8, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lava Intermediate, Inc., a Delaware corporation (“Parent”), and Lava Merger Sub, Inc., a Washington corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement provides, among other things, that on the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of the Company that is issued and outstanding immediately prior to the Effective Date (subject to certain exceptions) will be converted into the right to receive $93.50 in cash.

The Company and Parent have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its and its subsidiaries’ business in the ordinary course of business during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain types of transactions or take certain actions outside the ordinary course during such period without the prior consent of Parent, (iii) the Company will cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, and (iv) subject to certain customary exceptions, the board of directors of the Company will recommend adoption of the Merger Agreement by the shareholders of the Company. The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit or knowingly encourage any inquiries with respect to certain alternative business combination transactions or (ii) subject to certain exceptions designed to allow the board of directors of the Company to fulfill its fiduciary duties to the Company’s shareholders, engage in any discussions concerning, or provide any confidential information to, any person relating to certain alternative business combination transactions.

Subject to certain limitations, if the Merger is not consummated by February 8, 2023 (the “End Date”), each of the Company and Parent may terminate the Merger Agreement. The right to terminate the Merger Agreement at the End Date will not be available to a party if the failure of the Merger to have been consummated on or before such date was primarily caused by the failure of such party to perform any of its obligations under the Merger Agreement.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including the Company’s right to terminate the Merger Agreement to accept a superior proposal subject to compliance with certain procedures specified in the Merger Agreement. Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $242.329 million.  The Merger Agreement provides that Parent will be required to pay the Company a termination fee of $484.659 million (the “Parent Termination Fee”) under certain circumstances if the Merger Agreement is terminated by the Company because certain conditions to closing have been satisfied, the Company indicates in writing that it is ready and willing to close, and Parent and Merger Sub fail to consummate the Merger within three business days during which time the Company stood ready, willing and able to consummate the Merger.

In connection with the Merger, the Company expects to incur significant expenses, such as transaction, professional services, and other costs.  An estimate of these expenses cannot be made at this time. The consummation of the Merger is subject to certain customary conditions, including, but not limited to, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock and the receipt of regulatory approval.  The Merger is expected to close during the second half of 2022.

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

During the second quarter of 2022, most of our office locations were open as many of the preventative measures to contain or mitigate the COVID-19 pandemic have been lifted. Some of our employees have begun to return to offices at least one day per week, but most have continued work-from-home arrangements. We expect more employees to return to our offices over the course of this year, but it is uncertain as to how many employees will ultimately do so and how often they will work in our offices. Our return-to-office approach may vary among locations depending on applicable health protocols and may change at any time in response to new developments in the COVID-19 pandemic. We continue to host many employee and customer activities and events virtually, and, where it is safe to do so, we have resumed some in-person activities and events. As health and safety conditions allow, we expect to continue to increase in-person activities and events in 2022, which will increase marketing and travel costs from prior year levels.

During the second quarter of 2022, we experienced some impacts from recent macroeconomic factors, including the tightening labor market, geopolitical developments in Europe, and increasing inflation rates. Specifically, we experienced lower productive sales capacity due to longer hiring times combined with higher attrition for our sales and marketing personnel. We also experienced softness in lead-generation and sales execution with new prospects, along with a lower percentage of existing customers that expanded their services during the quarter. In our European business, which benefited in previous periods from regulatory changes enacted over the last few years, we experienced only mild impacts from recent geopolitical developments in Europe.

The extent and timing of the broader impact of macroeconomic factors and the COVID-19 pandemic on our results of operations, overall financial performance and operating cash flows remains uncertain, including the impact on our future revenue growth and the timing of the resumption of normal operating expenses. Although we did not identify any factors that would indicate the fair values of our reporting units were below their respective carrying values, further macroeconomic impacts could result in an impairment of some or all of the goodwill associated with our European reporting unit in future periods. In addition, we continue to utilize our leased office space in our operations, albeit well below capacity levels, but as our utilization stabilizes and our intention for the use of those spaces becomes clear, this could result in long-lived asset impairments in future periods.

Recent Events (Proposed Merger Transaction)

On August 8, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lava Intermediate, Inc., a Delaware corporation (“Parent”), and Lava Merger Sub, Inc., a Washington corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement provides, among other things, that on the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock of the Company that is issued and outstanding immediately prior to the Effective Date (subject to certain exceptions) will be converted into the right to receive $93.50 in cash.

The consummation of the Merger is subject to certain customary conditions, including, but not limited to, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock and the receipt of regulatory approval.  The Merger is expected to close during the second half of 2022. See Note 13 in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Key Business Metrics

We regularly review several metrics to evaluate growth trends, measure our performance, formulate financial projections, and make strategic decisions. We discuss revenue and the components of operating results under the section of this report titled, “Key Components of Consolidated Statements of Operations,” and we discuss other key business metrics below.

	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020

Number of core customers (as of end of period)	20,110	19,160	18,270	17,400	16,570	15,730	15,020	14,300
Net revenue retention rate	113%	115%	116%	116%	116%	113%	115%	116%

Number of Core Customers

We believe core customers is a key indicator of our market penetration, growth, and potential future revenue. The small and mid-market customer segments have been and remain our primary target market segments for marketing and selling our solutions. We use core customers as a metric to focus our customer count reporting on our primary target market segment. As of June 30, 2022 and December 31, 2021, we had approximately 20,110 and 18,270 core customers, respectively.

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

Currently, our net revenue retention rate includes only customers with unique account identifiers in our primary U.S. billing systems and does not include customers who subscribe to our solutions through our international subsidiaries or certain legacy billing systems that have not been integrated into our primary U.S. billing systems. Our net revenue retention rate was 113% for the quarter ended June 30, 2022, and on average has been 115% over the last four quarters ended June 30, 2022.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue from two primary sources: (1) subscription and returns; and (2) professional services. Subscription and returns revenue is driven primarily by the acquisition of customers, customer renewals, and additional service offerings purchased by existing customers. Revenue from subscription and returns comprised approximately 91% of our revenue for the six months ended June 30, 2022 and 90% of our revenue for the six months ended June 30, 2021.

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

The comparability of periods covered by our financial statements is impacted by recent acquisitions. In the first half of 2022, we acquired substantially all the assets of Paper Crane and the outstanding equity of one additional acquisition. During the second quarter of 2021, we acquired substantially all the assets of Davo and the outstanding equity of Inposia. During the third quarter of 2021, we acquired substantially all the assets of 3CE Technologies. During the fourth quarter of 2021, we acquired substantially all the assets of Track1099 LLC and of CrowdReason Limited Liability Company and CorrelationAdvisors LLC (see Note 4 in the Notes to Consolidated Financial Statements).

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenue:
Subscription and returns	$189,764	$152,442
Professional services	18,829	16,625
Total revenue	208,593	169,067
Cost of revenue:
Subscription and returns	51,036	41,477
Professional services	11,036	7,836
Total cost of revenue(1)	62,072	49,313
Gross profit	146,521	119,754
Operating expenses:
Research and development(1)	56,647	41,234
Sales and marketing(1)	101,242	72,651
General and administrative(1)	44,592	36,113
Total operating expenses	202,481	149,998
Operating loss	(55,960)	(30,244)
Other income (expense), net	1,007	(938)
Loss before income taxes	(54,953)	(31,182)
(Provision for) benefit from income taxes	(895)	148
Net loss	$(55,848)	$(31,034)

(1) The stock-based compensation expense included above was as follows:

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$6,200	$3,082
Research and development	14,641	7,192
Sales and marketing	11,905	5,955
General and administrative	13,954	10,390
Total stock-based compensation	$46,700	$26,619

The amortization of acquired intangibles included above was as follows:

	For the Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$2,851	$2,394
Research and development	—	—
Sales and marketing	3,603	2,905
General and administrative	839	894
Total amortization of acquired intangibles	$7,293	$6,193

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Revenue:
Subscription and returns	$376,630	$291,760
Professional services	36,493	30,908
Total revenue	413,123	322,668
Cost of revenue:
Subscription and returns	101,113	79,510
Professional services	21,085	14,299
Total cost of revenue(1)	122,198	93,809
Gross profit	290,925	228,859
Operating expenses:
Research and development(1)	107,499	80,508
Sales and marketing(1)	187,689	136,744
General and administrative(1)	86,786	67,312
Total operating expenses	381,974	284,564
Operating loss	(91,049)	(55,705)
Other income (expense), net	3,824	(3,188)
Loss before income taxes	(87,225)	(58,893)
Provision for income taxes	(1,180)	(2,209)
Net loss	$(88,405)	$(61,102)

(1) The stock-based compensation expense included above was as follows:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$9,959	$5,114
Research and development	24,104	12,596
Sales and marketing	18,616	10,010
General and administrative	26,671	17,756
Total stock-based compensation	$79,350	$45,476

The amortization of acquired intangibles included above was as follows:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$5,496	$4,414
Research and development	—	—
Sales and marketing	7,209	4,445
General and administrative	1,693	1,755
Total amortization of acquired intangibles	$14,398	$10,614

The following sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	For the Three Months Ended June 30,
	2022	2021
Revenue:
Subscription and returns	91%	90%
Professional services	9%	10%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	24%	25%
Professional services	5%	5%
Total cost of revenue	30%	29%
Gross profit	70%	71%
Operating expenses:
Research and development	27%	24%
Sales and marketing	49%	43%
General and administrative	21%	21%
Total operating expenses	97%	89%
Operating loss	(27)%	(18)%
Other income (expense), net	0%	(1)%
Loss before income taxes	(26)%	(18)%
(Provision for) benefit from income taxes	0%	0%
Net loss	(27)%	(18)%

	For the Six Months Ended June 30,
	2022	2021
Revenue:
Subscription and returns	91%	90%
Professional services	9%	10%
Total revenue	100%	100%
Cost of revenue:
Subscription and returns	24%	25%
Professional services	5%	4%
Total cost of revenue	30%	29%
Gross profit	70%	71%
Operating expenses:
Research and development	26%	25%
Sales and marketing	45%	42%
General and administrative	21%	21%
Total operating expenses	92%	88%
Operating loss	(22)%	(17)%
Other income (expense), net	1%	(1)%
Loss before income taxes	(21)%	(18)%
Provision for income taxes	0%	(1)%
Net loss	(21)%	(19)%

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Revenue

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$189,764	$152,442	$37,322	24%
Professional services	18,829	16,625	2,204	13%
Total revenue	$208,593	$169,067	$39,526	23%

Total revenue for the three months ended June 30, 2022, increased by $39.5 million, or 23%, compared to the three months ended June 30, 2021. Subscription and returns revenue for the three months ended June 30, 2022, increased by $37.3 million, or 24%, compared to the three months ended June 30, 2021. Professional services revenue for the three months ended June 30, 2022, increased by $2.2 million, or 13%, compared to the three months ended June 30, 2021.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the three months ended June 30, 2022, compared to the same period in 2021, was due primarily to $22.1 million from new U.S. customers, $13.0 million from existing U.S. customers, $3.6 million from SST revenue growth, and $1.5 million from recent acquisitions, partially offset by $0.8 million from a decline in revenue in our international operations. Excluding recent acquisitions, total revenue for the three months ended June 30, 2022, increased by $38.0 million, or 23%, compared to the three months ended June 30, 2021. Of the growth from recent acquisitions, $1.0 million was generated from subscriptions and returns and $0.5 million from professional services.

Cost of Revenue

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$51,036	$41,477	$9,559	23%
Professional services	11,036	7,836	3,200	41%
Total cost of revenue	$62,072	$49,313	$12,759	26%

Cost of revenue for the three months ended June 30, 2022, increased by $12.8 million, or 26%, compared to the three months ended June 30, 2021. The increase in cost of revenue was due primarily to an increase of $9.0 million in employee-related costs from higher headcount, an increase of $1.5 million in allocated overhead cost, an increase of $1.4 million in depreciation expense, and an increase of $0.5 million in amortization expense.

Cost of revenue headcount increased approximately 14% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $6.4 million increase in salaries and benefits, and a $3.1 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in contract and temporary employee costs and a $0.2 million decrease in compensation expense related to our bonus plans.

Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2021 and 2022. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions.

Gross Profit

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$138,728	$110,965	$27,763	25%
Professional services	7,793	8,789	(996)	-11%
Total gross profit	$146,521	$119,754	$26,767	22%
Gross margin
Subscription and returns	73%	73%
Professional services	41%	53%
Total gross margin	70%	71%

Total gross profit for the three months ended June 30, 2022, increased by $26.8 million, or 22% compared to the three months ended June 30, 2021. Total gross margin was 70% for the three months ended June 30, 2022, compared to 71% for the same period of 2021.

Research and Development

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and development	$56,647	$41,234	$15,413	37%

Research and development expenses for the three months ended June 30, 2022, increased by $15.4 million, or 37%, compared to the three months ended June 30, 2021. The increase was due primarily to an increase of $14.6 million in employee-related costs from higher headcount, and an increase of $0.7 million in allocated overhead cost.

Research and development headcount increased approximately 27% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $7.7 million increase in salaries and benefits and a $7.4 million increase in stock-based compensation expense, partially offset by a $0.9 million decrease in compensation expense related to our bonus plans.

Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations.

Sales and Marketing

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$101,242	$72,651	$28,591	39%

Sales and marketing expenses for the three months ended June 30, 2022, increased by $28.6 million, or 39%, compared to the three months ended June 30, 2021. The increase was due primarily to an increase of $19.6 million in employee-related costs, an increase of $3.2 million in marketing campaign expenses, an increase of $2.2 million for partner commission expense, an increase of $1.3 million in allocated overhead cost, an increase of $0.8 million in third-party purchased software costs, an increase of $0.7 million in amortization expense, and an increase of $0.5 million in outside professional services expense.

Sales and marketing headcount increased approximately 19% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $8.3 million increase in salaries and benefits, a $5.9 million increase in stock-based compensation expense, a $3.6 million increase in travel and event costs due to more in-person meetings and events, including $2.3 million related to a resumption of the in-person annual sales incentive meeting, a $0.8 million increase in sales commission expense, and a $0.7 million increase in contract and temporary employee costs. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, which will increase travel costs.

Marketing campaign expenses increased due primarily to increased spending on media strategy and brand campaigns as well as online advertising (including pay-per-click advertising) on existing campaigns and new online advertising for recent acquisitions. Partner commission expense increased due primarily to higher revenues. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Third-party purchased software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and increased spending for new marketing analytics tools. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions. Outside professional services expenses increased due primarily to increased investment in consulting services for campaign performance analytics and modeling.

General and Administrative

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$44,592	$36,113	$8,479	23%

General and administrative expenses for the three months ended June 30, 2022, increased by $8.5 million, or 23%, compared to the three months ended June 30, 2021. The increase was due primarily to an increase of $5.8 million in employee-related costs, an increase of $1.1 million in software hosting and third-party purchased software costs, an increase of $0.8 million in non-income tax expenses, an increase of $0.5 million in merchant fees, an increase of $0.5 million in bad debt expense, and an increase of $0.2 million in outside professional services expense.

General and administrative headcount increased approximately 24% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $3.6 million increase in stock-based compensation expense, a $2.9 million increase in salaries and benefits, a $0.3 million increase in contract and temporary employee costs, and a $0.2 million increase in travel costs, partially offset by a $1.1 million decrease in compensation expense related to our bonus plans.

Software hosting and third-party purchased software costs increased due primarily to an increase in the number of licenses purchased due to increased headcount, higher subscription fees, and increased investment in security systems. Non-income tax expenses increased due primarily to higher state indirect taxes. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Bad debt expense increased due primarily to increases in write offs and aging customer receivables. Outside professional services expenses increased due primarily to increased investment in financial system enhancements and acquisition-related costs.

Total Other Income (Expense), Net

	For the Three Months Ended June 30,		Change
	2022	2021	Amount
	(dollars in thousands)
Other income (expense), net
Fair value changes in earnout liabilities	$117	$(1,181)	$1,298
Interest income	1,859	23	1,836
Interest expense	(1,497)	—	(1,497)
Other income (expense), net	528	220	308
Total other income (expense), net	$1,007	$(938)	$1,945

Total other income (expense), net for the three months ended June 30, 2022, was $1.0 million of income compared to $0.9 million of expense for the three months ended June 30, 2021. Fair value changes in earnout liabilities were $0.1 million of income for the three months ended June 30, 2022, compared to $1.2 million of expense for the same period in 2021. During the three months ended June 30, 2022, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR, Business Licenses, Davo, CrowdReason, and Track1099 resulted in other income of $0.1 million. During the three months ended June 30, 2021, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR and Business Licenses resulted in other expense of $1.2 million. Interest income was $1.9 million for the three months ended June 30, 2022, compared to less than $0.1 million for the three months ended June 30, 2021. Interest income increased due primarily to an increase in the interest rate earned on our cash and cash equivalents enhanced by higher average cash balances in the second quarter of 2022. Interest expense was $1.5 million for the three months ended June 30, 2022, compared to zero for the three months ended June 30, 2021. Interest expense increased due to accrual of contractual interest and amortization of the issuance costs on our 2026 Notes issued in the third quarter of 2021, for which there is no comparable expense for the three months ended June 30, 2021. Other income (expense), net was $0.5 million of income for the three months ended June 30, 2022, compared to $0.2 million of income for the three months ended June 30, 2021, due primarily to higher gains on foreign exchange rates in the current period compared to the prior period.

(Provision for) Benefit from Income Taxes

	For the Three Months Ended June 30,		Change
	2022	2021	Amount
	(dollars in thousands)
(Provision for) benefit from income taxes	$(895)	$148	$(1,043)

The provision for income taxes for the three months ended June 30, 2022, was $0.9 million compared to a benefit from income taxes of $0.1 million for the three months ended June 30, 2021. The effective income tax rate was an expense of 1.6% for the three months ended June 30, 2022, compared to a benefit of 0.5% for the three months ended June 30, 2021. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The increase in expense and decrease in effective rate is due primarily to higher US state income tax expense and higher US tax expense related to indefinite-lived deferred tax liabilities for goodwill which cannot be used as a source of income when determining the deferred tax asset valuation allowance.

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

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Revenue

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Revenue:
Subscription and returns	$376,630	$291,760	$84,870	29%
Professional services	36,493	30,908	5,585	18%
Total revenue	$413,123	$322,668	$90,455	28%

Total revenue for the six months ended June 30, 2022, increased by $90.5 million, or 28%, compared to the six months ended June 30, 2021. Subscription and returns revenue for the six months ended June 30, 2022, increased by $84.9 million, or 29%, compared to the six months ended June 30, 2021. Professional services revenue for the six months ended June 30, 2022, increased by $5.6 million, or 18%, compared to the six months ended June 30, 2021.

Growth in total revenue was due primarily to increased demand for our services from new and existing customers. The increase in total revenue for the six months ended June 30, 2022, compared to the same period in 2021, was due primarily to $38.1 million from new U.S. customers, $35.3 million from existing U.S. customers, $9.7 million from recent acquisitions, $6.9 million from SST revenue growth, and $0.3 million from revenue growth in our international operations. Excluding recent acquisitions, total revenue for the six months ended June 30, 2022, increased by $80.7 million, or 25%, compared to the six months ended June 30, 2021. Of the growth from recent acquisitions, $8.6 million was generated from subscriptions and returns and $1.2 million from professional services.

Cost of Revenue

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Cost of revenue
Subscription and returns	$101,113	$79,510	$21,603	27%
Professional services	21,085	14,299	6,786	47%
Total cost of revenue	$122,198	$93,809	$28,389	30%

Cost of revenue for the six months ended June 30, 2022, increased by $28.4 million, or 30%, compared to the six months ended June 30, 2021. The increase in cost of revenue was due primarily to an increase of $17.3 million in employee-related costs from higher headcount, an increase of $3.3 million in allocated overhead cost, an increase of $2.7 million in depreciation expense, an increase of $2.6 million in software hosting and third-party purchased software costs, and an increase of $1.1 million in amortization expense.

Cost of revenue headcount increased approximately 14% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $12.7 million increase in salaries and benefits, a $4.8 million increase in stock-based compensation expense, and a $0.2 million increase in travel costs, partially offset by a $0.6 million decrease in contract and temporary employee costs.

Allocated overhead consists primarily of facility expenses and shared information technology expenses. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Depreciation expense increased due primarily to an increase in capitalized software costs for projects placed into service in 2021 and 2022. Software hosting and third-party purchased software costs increased due primarily to higher transaction volumes, new contract rates and incremental investment in new data analytics and security software licenses. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions.

Gross Profit

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Gross profit
Subscription and returns	$275,517	$212,250	$63,267	30%
Professional services	15,408	16,609	(1,201)	-7%
Total gross profit	$290,925	$228,859	$62,066	27%
Gross margin
Subscription and returns	73%	73%
Professional services	42%	54%
Total gross margin	70%	71%

Total gross profit for the six months ended June 30, 2022, increased by $62.1 million, or 27% compared to the six months ended June 30, 2021. Total gross margin was 70% for the six months ended June 30, 2022, compared to 71% for the same period of 2021.

Research and Development

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Research and development	$107,499	$80,508	$26,991	34%

Research and development expenses for the six months ended June 30, 2022, increased by $27.0 million, or 34%, compared to the six months ended June 30, 2021. The increase was due primarily to an increase of $26.0 million in employee-related costs from higher headcount and an increase of $1.4 million in allocated overhead cost.

Research and development headcount increased approximately 27% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $14.1 million increase in salaries and benefits, and an $11.5 million increase in stock-based compensation expense.

Sales and Marketing

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$187,689	$136,744	$50,945	37%

Sales and marketing expenses for the six months ended June 30, 2022, increased by $50.9 million, or 37%, compared to the six months ended June 30, 2021. The increase was due primarily to an increase of $31.5 million in employee-related costs, an increase of $6.1 million in marketing campaign expenses, an increase of $5.3 million for partner commission expense, an increase of $3.2 million in allocated overhead cost, an increase of $2.8 million in amortization expense, an increase of $1.4 million in hosting and third-party purchased software costs, and an increase of $0.5 million in outside professional services expenses.

Sales and marketing headcount increased approximately 19% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $14.9 million increase in salaries and benefits, a $8.6 million increase in stock-based compensation expense, a $4.2 million increase in travel and event costs due to more in-person meetings and events, including $2.3 million related to a resumption of the in-person annual sales incentive meeting, a $2.1 million increase in sales commission expense, a $1.2 million increase in contract and temporary employee costs, and a $0.5 million increase in compensation expense related to our bonus plans. During 2022, we expect to continue to increase in-person marketing activities as conditions allow, which will increase travel costs.

Marketing campaign expenses increased due primarily to increased spending on media strategy and brand campaigns as well as online advertising (including pay-per-click advertising) on existing campaigns and new online advertising for recent acquisitions. Partner commission expense increased due primarily to higher revenues. Shared information technology expenses are higher compared to the prior period due primarily to higher headcount throughout our operations. Amortization expense increased due primarily to acquired intangible assets from our recent acquisitions and fair value adjustments to acquired intangibles. Third-party purchased software costs increased due primarily to additional investment in lead generation technology that improves information we use to target potential customers and increased spending for new marketing analytics tools. Outside professional services expenses increased due primarily to increased investment in consulting services for campaign performance analytics and modeling.

General and Administrative

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(dollars in thousands)
General and administrative	$86,786	$67,312	$19,474	29%

General and administrative expenses for the six months ended June 30, 2022, increased by $19.5 million, or 29%, compared to the six months ended June 30, 2021. The increase was due primarily to an increase of $14.1 million in employee-related costs, an increase of $2.5 million in software hosting and third-party purchased software costs, an increase of $1.4 million in outside professional services expense, an increase of $1.0 million in merchant fees, an increase of $0.6 million in non-income tax expenses, and an increase of $0.5 million in bad debt expense.

General and administrative headcount increased approximately 24% from the second quarter of 2021 to the second quarter of 2022. Employee-related costs increased due primarily to a $8.9 million increase in stock-based compensation expense, a $5.6 million increase in salaries and benefits, a $0.7 million increase in contract and temporary employee costs, and a $0.4 million increase in travel costs, partially offset by a decrease of $1.5 million in compensation expense related to our bonus plans.

Software hosting and third-party purchased software costs increased due primarily to an increase in the number of licenses purchased due to increased headcount, higher subscription fees, and increased investment in security systems. Outside professional services expenses increased due primarily to increased investment in financial system enhancements and acquisition-related costs. Merchant fees, which are credit card processing fees, increased due primarily to an increase in volume of credit card transactions. Non-income tax expenses increased due primarily to higher state indirect taxes. Bad debt expense increased due to increases in write offs and aging customer receivables.

Total Other Income (Expense), Net

	For the Six Months Ended June 30,		Change
	2022	2021	Amount
	(dollars in thousands)
Other income (expense), net
Fair value changes in earnout liabilities	$4,118	$(2,531)	$6,649
Interest income	2,045	47	1,998
Interest expense	(2,993)	—	(2,993)
Other income (expense), net	654	(704)	1,358
Total other income (expense), net	$3,824	$(3,188)	$7,012

Total other income (expense), net for the six months ended June 30, 2022, was $3.8 million of income compared to $3.2 million of expense for the six months ended June 30, 2021. Fair value changes in earnout liabilities were $4.1 million of income for the six months ended June 30, 2022, compared to $2.5 million of expense for the same period in 2021. During the six months ended June 30, 2022, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR, Business Licenses, Davo, CrowdReason, and Track1099 resulted in other income of $4.1 million. During the six months ended June 30, 2021, post-acquisition fair value adjustments to earnout liabilities related to our acquisitions of TTR and Business Licenses resulted in other expense of $2.5 million. Interest income was $2.0 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. Interest income increased due primarily to an increase in the interest rate earned on our cash and cash equivalents enhanced by higher average cash balances in the first half of 2022. Interest expense was $3.0 million for the six months ended June 30, 2022, compared to zero for the six months ended June 30, 2021. Interest expense increased due to accrual of contractual interest and amortization of the issuance costs on our 2026 Notes issued in the third quarter of 2021, for which there is no comparable expense for the six months ended June 30, 2021. Other income (expense), net was $0.7 million income for the six months ended June 30, 2022, compared to $0.7 million expense for the six months ended June 30, 2021, due primarily to gains on foreign exchange rates in the current period compared to losses on foreign exchange rates in the prior period.

Provision for Income Taxes

	For the Six Months Ended June 30,		Change
	2022	2021	Amount
	(dollars in thousands)
Provision for income taxes	$(1,180)	$(2,209)	$1,029

The provision for income taxes for the six months ended June 30, 2022, was $1.2 million compared to a provision for income taxes of $2.2 million for the six months ended June 30, 2021. The effective income tax rate was an expense of 1.4% for the six months ended June 30, 2022, compared to an expense of 3.8% for the six months ended June 30, 2021. The effective tax rate in both quarters differs from the U.S. Federal statutory rate due primarily to providing a valuation allowance on deferred tax assets. The decrease in expense and increase in effective rate is due primarily to income tax expense recorded in the first quarter of 2021 related to TTR purchase accounting adjustments that was not repeated in the first quarter of 2022.

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

Liquidity and Capital Resources

We require cash to fund our operations, including outlays for infrastructure growth, acquisitions, geographic expansion, expanding our sales and marketing activities, research and development efforts, and working capital for our growth. We have financed our operations primarily through cash received from customers for our solutions, public offerings of our common stock, and a private offering of convertible senior notes. As of June 30, 2022, we had $1.5 billion of cash and cash equivalents, most of which was held in money market accounts.

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

Future Cash Requirements

As of June 30, 2022, our cash and cash equivalents included proceeds from our previous public offerings of common stock and our private offering of the 2026 Notes. We intend to continue to increase our operating expenses and capital expenditures to support the growth in our business and operations. We expect to also use our cash and cash equivalents to continue to acquire complementary businesses, products, services, technologies, or other assets. We believe that our existing cash and cash equivalents of $1.5 billion as of June 30, 2022, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our financial position and liquidity are, and will be, influenced by a variety of factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing spending, the introduction of new and enhanced solutions, the cash paid for any acquisitions, and the continued market acceptance of our solutions.

The following table shows our cash flows from operating activities, investing activities, and financing activities for the stated periods:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in:
Operating Activities	$(16,862)	$(2,697)
Investing Activities	(25,929)	(34,532)
Financing Activities	(37,067)	(1,331)

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

For the six months ended June 30, 2022, net cash used in operating activities was $16.9 million compared to net cash used of $2.7 million for the six months ended June 30, 2021. The increase in cash used in operations of $14.2 million was due primarily to a slowdown in cash collections from customers beginning in the second quarter of 2022 combined with higher spending on sales and marketing activities, such as customer events and our annual sales incentive meeting, compared to the prior year. In addition, the annual incentive bonus payments were higher compared to the prior year due primarily to higher headcount. We pay bonuses under our annual incentive plan each March for the previous year’s performance.

Investing Activities

Our investing activities primarily include cash outflows related to purchases of property and equipment, additions of capitalized software assets, and business acquisitions.

For the six months ended June 30, 2022, cash used in investing activities was $25.9 million compared to cash used of $34.5 million for the six months ended June 30, 2021. The decrease in cash used in investing activities of $8.6 million was due primarily to a decrease in cash paid for acquisitions of businesses of $12.3 million and a decrease in cash paid for acquired intangibles of $1.5 million, partially offset by an increase in cash paid for capitalized software development costs of $5.3 million. In the first half of 2022, we made two small acquisitions for total cash consideration, net of cash acquired of $11.7 million. In the first half of 2021, we acquired Inposia and Davo for total cash consideration, net of cash acquired of $22.1 million and paid $1.9 million of additional purchase price to finalize net working capital related to our 2020 acquisitions. In the first half of 2022, cash paid for additions of capitalized software increased $5.3 million.

Financing Activities

Our financing activities primarily include cash inflows and outflows from issuance of common stock, our private offering of convertible senior notes, our employee stock purchase plan, deferred cash payments made in connections with acquisitions of businesses, and changes in customer fund obligations.

For the six months ended June 30, 2022, cash used in financing activities was $37.1 million compared to cash used of $1.3 million for the six months ended June 30, 2021. This increase in cash used in financing activities of $35.7 million was due primarily to a $27.9 million increase in cash paid for purchase price holdbacks related to recent acquisitions, a $10.8 million increase in deferred cash payments related to business combination earnouts, and a $6.1 million decrease in cash proceeds from exercise of stock options, partially offset by a $8.2 million increase from the net change in customer fund obligations, and a $0.9 million increase in cash proceeds from common stock purchased under our employee stock purchase plan.

Funds Held from Customers and Customer Fund Obligations

We maintain trust accounts with FDIC-insured financial institutions, which allow our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held from customers are not commingled with our operating funds but are typically deposited with funds also held on behalf of our other customers. Funds held from customers primarily represent restricted cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Additionally, a portion of funds held from customers is invested in available-for-sale securities. The cash flows related to the purchases of available-for-sale securities with customer funds are presented on a gross basis in investing activities. Payments for the trust operations, such as banking fees, are included as cash flows from operating activities.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on the consolidated balance sheets, as the obligations are expected to be settled within one year. Changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

During the first half of 2022, our purchase commitments increased approximately $108.7 million compared to December 31, 2021, primarily related to software hosting and software license subscriptions that extend up to four years beyond June 30, 2022. There were no other material changes to our contractual obligations as of June 30, 2022, compared to December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2022 or 2021.

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

•	We define free cash flow as net cash provided by (used in) operating activities less cash used for the purchases of property and equipment and capitalized software development costs.
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

The following schedule reflects our non-GAAP financial measures and reconciles our non-GAAP financial measures to the related GAAP financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Reconciliation of Non-GAAP Cost of Revenue:
Cost of revenue	$62,072	$49,313	$122,198	$93,809
Stock-based compensation expense	(6,200)	(3,082)	(9,959)	(5,114)
Amortization of acquired intangibles	(2,851)	(2,394)	(5,496)	(4,414)
Non-GAAP Cost of Revenue	$53,021	$43,837	$106,743	$84,281

Reconciliation of Non-GAAP Gross Profit:
Gross Profit	$146,521	$119,754	$290,925	$228,859
Stock-based compensation expense	6,200	3,082	9,959	5,114
Amortization of acquired intangibles	2,851	2,394	5,496	4,414
Non-GAAP Gross Profit	$155,572	$125,230	$306,380	$238,387

Reconciliation of Non-GAAP Gross Margin:
Gross margin	70%	71%	70%	71%
Stock-based compensation expense as a percentage of revenue	3%	2%	2%	2%
Amortization of acquired intangibles as a percentage of revenue	1%	1%	1%	1%
Non-GAAP Gross Margin	75%	74%	74%	74%

Reconciliation of Non-GAAP Research and Development Expense:
Research and development	$56,647	$41,234	$107,499	$80,508
Stock-based compensation expense	(14,641)	(7,192)	(24,104)	(12,596)
Amortization of acquired intangibles	—	—	—	—
Non-GAAP Research and Development Expense	$42,006	$34,042	$83,395	$67,912

Reconciliation of Non-GAAP Sales and Marketing Expense:
Sales and marketing	$101,242	$72,651	$187,689	$136,744
Stock-based compensation expense	(11,905)	(5,955)	(18,616)	(10,010)
Amortization of acquired intangibles	(3,603)	(2,905)	(7,209)	(4,445)
Non-GAAP Sales and Marketing Expense	$85,734	$63,791	$161,864	$122,289

Reconciliation of Non-GAAP General and Administrative Expense:
General and administrative	$44,592	$36,113	$86,786	$67,312
Stock-based compensation expense	(13,954)	(10,390)	(26,671)	(17,756)
Amortization of acquired intangibles	(839)	(894)	(1,693)	(1,755)
Non-GAAP General and Administrative Expense	$29,799	$24,829	$58,422	$47,801

Reconciliation of Non-GAAP Operating Income (Loss):
Operating loss	$(55,960)	$(30,244)	$(91,049)	$(55,705)
Stock-based compensation expense	46,700	26,619	79,350	45,476
Amortization of acquired intangibles	7,293	6,193	14,398	10,614
Non-GAAP Operating Income (Loss)	$(1,967)	$2,568	$2,699	$385

Reconciliation of Non-GAAP Net Income (Loss):
Net loss	$(55,848)	$(31,034)	$(88,405)	$(61,102)
Stock-based compensation expense	46,700	26,619	79,350	45,476
Amortization of acquired intangibles	7,293	6,193	14,398	10,614
Non-GAAP Net Income (Loss)	$(1,855)	$1,778	$5,343	$(5,012)

Free cash flow:
Net cash provided by (used in) operating activities	$6,204	$25,550	$(16,862)	$(2,697)
Less: Purchases of property and equipment	(962)	(1,704)	(3,110)	(3,070)
Less: Capitalized software development costs	(5,274)	(3,642)	(11,179)	(5,953)
Free cash flow	$(32)	$20,204	$(31,151)	$(11,720)

The following table reflects calculated billings and reconciles to GAAP revenues (in thousands):

		Three Months Ended
	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021 (1)	Sep 30, 2021 (1)	Jun 30, 2021 (1)	Mar 31, 2021	Dec 31, 2020 (1)	Sep 30, 2020
Total revenue	$208,593	$204,530	$195,142	$181,167	$169,067	$153,601	$144,760	$127,879
Add:
Deferred revenue (end of period)	307,693	303,610	282,955	257,883	239,395	225,531	209,690	180,640
Contract liabilities (end of period)	643	897	6,918	8,597	11,406	12,466	10,134	7,673
Less:
Deferred revenue (beginning of period)	(303,610)	(282,955)	(257,883)	(239,395)	(225,531)	(209,690)	(180,640)	(167,719)
Contract liabilities (beginning of period)	(897)	(6,918)	(8,597)	(11,406)	(12,466)	(10,134)	(7,673)	(6,195)
Deferred revenue and contract liabilities assumed in business combinations	—	—	(747)	(430)	(886)	—	(9,194)	—
Calculated billings	$212,422	$219,164	$217,788	$196,416	$180,985	$171,774	$167,077	$142,278
(1) These quarters include reconciling adjustments to exclude the acquisition-date fair value of deferred revenue and contract liabilities assumed in business combinations.

Critical Accounting Policies and Estimates

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Amended 2021 Annual Report other than as discussed below.

Business Combinations, including Intangible Assets, Earnout Liabilities, and Goodwill

Goodwill. During the second quarter of 2022, we observed a decline in the market valuation of our common shares along with a decline in the macroeconomic environment. As a result, we evaluated whether such events would indicate the fair values of our reporting units were below their respective carrying values. We did not identify any factors that would indicate the fair values of our reporting units were below their respective carrying values. However, we continue to monitor the key inputs to the fair value of our European reporting unit, which includes significant revenue growth from a single marketplace partner. A further decline in our market capitalization, macroeconomic conditions, or internal cashflow forecasts could result in an impairment of some or all of the goodwill associated with the European reporting unit in future periods. The carrying value of goodwill for the European reporting unit as of June 30, 2022 is approximately $44.3 million.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1 in the Notes to Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of $1.5 billion as of both June 30, 2022, and December 31, 2021. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates would reduce future interest income earned on cash and cash equivalents.

We hold funds on behalf of our customers for remittance to regulatory authorities primarily in restricted cash equivalents. We held $73.0 million and $62.5 million of our customers funds as of June 30, 2022, and December 31, 2021, respectively. Declines in interest rates could reduce future interest income earned on both cash and cash equivalents. We also invest a portion of our funds held from customers in marketable securities consisting primarily of treasury securities, which are classified as available-for-sale securities as of June 30, 2022, and December 31, 2021. Declines in interest rates would reduce future interest income earned on marketable securities. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates or other factors until such securities are sold or when decreases in fair value are deemed due to expected credit losses. We have not recorded credit impairment losses on our portfolio to date.

In August 2021, we completed a private offering of convertible senior notes. As of June 30, 2022, we had an outstanding principal balance on the 2026 Notes of $977.5 million. As the interest rate on the 2026 Notes is fixed, we do not have exposure to interest rate risk.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, most of our revenues and expenses are denominated in other currencies, such as the Brazilian Real, British Pound, Euro, and Indian Rupee. Changes in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the six months ended June 30, 2022 and 2021, approximately 7% and 8% of our revenues, respectively, were generated in currencies other than U.S. dollars. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We have not engaged in the hedging of our foreign currency transactions to date. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations, and our risk grows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of June 30, 2022, due to the material weakness related to a lack of adequate controls to correctly recognize stock-based compensation cost for RSUs identified as of March 31, 2022, and described in our Amended 2021 Annual Report. Management, under the direction and supervision of our Chief Executive Officer and Chief Financial Officer, has performed additional review and analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Remediation Activities

The Company has taken steps to remediate the material weakness by providing additional training on use of the system-generated reports and has reviewed the parameters that are selected when generating such reports. Additionally, the Company has enhanced its review control to ensure verification of report parameters and has added a control to review report parameters for all new stock awards. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Management intends to begin testing the design and operating effectiveness of the enhanced review control during the third quarter of 2022. Management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

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

There are various risks and uncertainties associated with the proposed transaction with affiliates of Vista Equity Partners.

On August 8, 2022, the Company entered into the Merger Agreement providing for the acquisition of the Company by Parent through a merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Vista. The proposed Merger is subject to various risks and uncertainties, including the following:

•	the risk that the proposed transaction with Vista will not be consummated or will not be consummated in a timely manner;
•

the effect of the announcement of the proposed transaction on our ability to retain and hire key personnel and maintain relationships with our key business partners and customers, and others with whom we do business, or on our operating results and businesses generally;

•	risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction;
•	significant costs associated with the proposed transaction;
•	potential litigation relating to the proposed transaction; and
•	restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities.

If the Merger is not consummated for any reason, our shareholders will not receive the consideration that Parent has agreed to pay upon the consummation of the Merger, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Merger will be consummated. Such decline could be significant.

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

AVALARA, INC.

Date: August 8, 2022	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer and Treasurer (Principal Financial Officer)